Form 10-K
period 2022-12-31
Pono Capital Three, Inc.
filed 2023-03-30
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41607

PONO CAPITAL THREE, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

643 Ilalo St. #102

Honolulu, Hawaii 96813

Telephone: (808) 892-6611

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Redeemable Warrant	PTHRU	The Nasdaq Stock Market LLC

Class A Ordinary Share, $0.0001 par value per share	PTHR	The Nasdaq Stock Market LLC

Redeemable Warrants, each warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	PTHRW	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant’s securities were not publicly traded. The Registrant’s units began trading on the Nasdaq Global Market on February 10, 2023, and the registrant’s Class A ordinary shares and public warrants will commence separate public trading on the Nasdaq Global Market on or about April 3, 2023.

As of March 28, 2023, there were 103,500 of the registrant’s Class A ordinary shares, par value $0.0001 per share, 4,935,622 of the registrant’s Class B ordinary shares, par value $0.0001 per share, and 12,065,375 units issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID-19 pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

●	negative interest rate for securities in which we invest the funds held in the trust account;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following the initial public offering.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete an initial business combination within the period to consummate the initial business combination may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	We may not be able to complete an initial business combination within the period to consummate the initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.25 per unit, or less than such amount in certain circumstances.

●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their respective affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

●	The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

●	Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

●	We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our sponsor paid an aggregate of $25,206, or approximately $0.005 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A ordinary shares.

●	Since our sponsor paid only approximately $0.005 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our sponsor and our management team including their affiliates and including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

PART I

Item 1. Business.

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” “our” and refer to Pono Capital Three, Inc.

Overview

We are a blank check company incorporated on March 11, 2022, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On October 14, 2022, we redomiciled in the Cayman Islands. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering (the “Initial Public Offering”) and the private placement of the placement units, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Our management team is led by our Chief Executive Officer, Davin Kazama, an entrepreneur with a wealth of experience in the fields of finance, real estate development, financial advising, and tax-efficient investment strategies. He is a seasoned professional in raising capital from angel investors and venture capitalists alike. Since 2012, Mr. Kazama has been the Founder and Manager of Driven PV LLC, which develops and manages clean energy systems. In this position, he educates and consults parties on clean energy products and the benefits of such products, including tax incentives and business structuring. He also manages relationships with investors and offtakes, oversees maintenance of the Company, and performs accounting responsibilities. From 2011 to 2013, Mr. Kazama served as an Advisor to Kai Medical, Inc. In these roles, he was responsible for raising angel and venture capital investment, managing relationships with the investor base, advising investors on tax-efficient strategies, and preparing financial reports. From 2007 to 2010, Mr. Kazama served as Chief Operating Officer (“COO”) of Kai Medical, Inc., an award-winning developer of state-of-the-art medical technology. As the Founder and Manager of Kai Clothing LLC from 2004 to 2009, Mr. Kazama established numerous strategic partnerships with some of Hawaii’s most reputable companies and ultimately negotiated the sale of the Company in 2009. Mr. Kazama holds a Bachelor of Business Administration degree from the University of Puget Sound (1998), an Executive Master of Business Administration degree from the University of Hawaii at Manoa (2003), and a Master of Liberal Arts (ALM) in Extension Studies in Finance at Harvard University (2022). Mr. Kazama’s management experience paired with his entrepreneurial skills in a diverse array of industries makes him a valuable member of our management team and board of directors.

The Company’s sponsor is Mehana Capital LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 9, 2023. On February 14, 2023, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000 (see Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 511,375 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $5,113,750 (the “Private Placement”).

On February 14, 2023, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Units occurred (the “Over-allotment Option Units”). The total aggregate issuance by the Company of 1,500,000 units at a price of $10.00 per unit resulted in total gross proceeds of $15,000,000. On February 14, 2023, simultaneously with the sale of the Over-allotment Option Units, the Company consummated the private sale of an additional 54,000 Placement Units, generating gross proceeds of $540,000. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $117,875,000, comprised of the proceeds from the Initial Public Offering and the proceeds of private placements that closed on February 14, 2023, net of the underwriting commissions, discounts, and offering expenses, was deposited in a trust account established for the benefit of the Company’s public shareholders.

Our Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that can benefit from (i) the managerial and operational experience of our management team, (ii) additional capital, and (iii) access to public securities markets. We plan to leverage our management team’s network of growing companies where we believe a combination of our relationships, knowledge and experience in the technology sector could effect a positive transformation or augmentation of existing businesses to improve their overall value.

The Company’s focus is on emerging growth technology companies that are well positioned for the recent changes in how businesses operate or how and what consumers buy. These changes have accelerated over the past year. Industries that fit this well, include but are not limited to, enterprise security and operations applications, cloud-based content and digital streaming services, drone technology and service, AI companies, consumer healthcare and wellness, biomedical technology, entertainment/gaming companies, distance learning, online retail and e-sports companies.

We believe that the way businesses and consumers operate, make decisions, and spend has forever been changed because of the pandemic. These changes have accelerated an already growing digital transformation trend in businesses and reshaped consumer behavior. In particular, we have seen significant changes to distributed work, entertainment, and services that push value points from physical locations to more distant endpoints, most often homes.

There is no geographic limitation to the location of targets, as these types of opportunities are not necessarily bound by geography. We do believe that there are attractive business combination candidates in East Asia, particularly Japan. There are many growing technology companies there that are looking to the US for both opportunities and capital. We believe that a US-based company with a listing and capital would be an ideal fit for one of those companies. Such a connection would unlock value and increase growth opportunities for the right growing technology company.

We have existing relationships with a number of growing companies looking for an opportunity to create liquidity for current investors and currency to acquire other companies. This provides us numerous opportunities and we would be well positioned given the difficulty in bridging technology and/or capital opportunities between the East and West. Further, we believe that the management team and board member’s extensive background, careers, reputations, and relationships in cross border business experience gives us the insight and position to identify the ideal targets for a business combination that creates long-term opportunity and value growth and to complete the business combination.

We believe that many of the companies in our target industries understand the risks of delay and uncertainty in their given markets and would welcome the opportunity to raise capital and have a US public listing sooner. Further, like in many rapidly growing industries, many of these companies operate in fragmented markets and see an opportunity to consolidate and grow value within their vertical through acquisition using their publicly traded stock as a currency.

Our Acquisition Criteria

Our acquisition philosophy is rooted in several core tenets, consistent with those that have been utilized in the past by members of our management team as they have evaluated investment opportunities:

●	Large and Growing Addressable Market: Our management team will prioritize investing in large and growing industries that are poised for disruption by new technologies. We look for both large problems amenable to technology solutions as well as businesses able to scale to meet the market.
●	Proprietary Technology Advantage: We seek businesses protected by proprietary technology advantages, especially scientific breakthroughs and intellectual property. We believe that significant technology innovation provides for years of durable, compounding growth and expanding margins.
●	Scaling Business with Compelling Growth Opportunity: While we are primarily focused on the topline growth potential, we will seek to acquire a company which has achieved sufficient technology and business maturity while still maintaining significant runway to capture share in a large addressable market. We look for favorable secular trends and attractive unit economics which can be further enhanced as the business grows.
●	World Class Management Teams: We seek to partner with creative and ambitious management teams that have a track record of success to help them execute their vision.

Our Acquisition Process

In evaluating a potential target business, we expect to conduct a comprehensive due diligence review to seek to determine a company’s quality and its intrinsic value. That due diligence review may include, among other things, financial statement analysis, detailed document reviews, technology diligence, multiple meetings with management, consultations with relevant industry and academic experts, competitors, customers and suppliers, as well as a review of additional information that we will seek to obtain as part of our analysis of a target company.

We expect to place significant emphasis on a business combination target’s technology and intellectual property as part of our acquisition evaluation process, consistent with the investment approach of our management team. This due diligence may include the engagement of multiple technical experts across both industry and academia to review the technology, participation in joint due diligence meetings with these technical experts and management, as well as detailed intellectual property due diligence, to determine the nature and quality of a company’s technology innovation.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from either an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent accounting firm that our initial business combination is fair to our Company from a financial point of view. Furthermore, in the event that we seek such a business combination, we expect that the independent members of our board of directors would be involved in the process for considering and approving the transaction.

Members of our management team, including our officers and directors, directly or indirectly own our securities following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial business combination. Each of our officers and directors, as well as our management team, may have a conflict of interest with respect to evaluating a particular business combination, including if the retention or resignation of any such officers, directors, and management team members was included by a target business as a condition to any agreement with respect to such business combination.

Each of our directors and officers presently have and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company, and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our founder, Sponsor, officers, and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination and their respective participation in any such companies may present additional conflicts of interest in respect of determining to which such company a particular business combination opportunity should be presented, particularly in the event there is overlap among the investment mandates of such companies.

Moreover, because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously and we are not limited by industry or geography in terms of the acquisition opportunities we can pursue, except with respect to our prohibition from seeking target acquisitions in China and Hong Kong. In addition, our founder, Sponsor, officers, and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Initial Business Combination

Nasdaq rules require that we complete one or more initial business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination.

If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business for the post-acquisition company to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act of 1940, as amended.

Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for the purposes of a tender offer or for seeking shareholder approval, as applicable.

The net proceeds of the Initial Public Offering and the sale of the placement units released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above.

There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our Sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination.

Our amended and restated memorandum and articles of association provide that, following the Initial Public Offering and prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account; or (ii) vote as a class with our public shares: (a) on any initial business combination, or (b) to approve an amendment to our second amended and restated memorandum of association to: (x) extend the time we have to consummate a business combination from the closing of the Initial Public Offering, or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated memorandum and articles of association) we offer our public shareholders the opportunity to redeem their public shares.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company on February 14, 2023, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the The Jumpstart Our Business Startups Act (the “JOBS Act”.) As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our Class A ordinary shares held by non-affiliates did not equal or exceed $250.0 million as of the prior June 30, or (2) our annual revenues did not exceed $100.0 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30.

Financial Position

With funds available after our Initial Business Combination initially in the amount of $114,425,000 after payment of $3,450,000 of deferred underwriting fees, before fees and expenses associated with our Initial Business Combination (other than deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt leverage ratio. Because were able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, the private placements of the placement units, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

Our process of identifying acquisition targets will leverage our Sponsor and our management team’s industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our Sponsor, our directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the final prospectus for our Initial Public Offering filed with the SEC and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

We also expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction; in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the Company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from either an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our Company from a financial point of view. Furthermore, in the event that we seek such a business combination, we expect that the independent members of our board of directors would be involved in the process for considering and approving the transaction.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Evaluation of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of merger and acquisition transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operation.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of fair market value test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors as described in more detail in our Registration Statement filed on SEC Form S-1.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the initial business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The Company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination. Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our second amended and restated memorandum of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of our Class A ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by the Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the Company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

Subsequent to the consummation of the Initial Public Offering, we have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of Company securities with a compliance officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests tendered by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their respective affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, officers, advisors or their affiliates were to purchase shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, directors, officers, advisors or any of their affiliates may purchase shares, rights or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, officers, advisors or any of their affiliates were to purchase shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;

●	our Sponsor, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;

●	the purpose of the purchases by our Sponsor, directors, executive officers, advisors or any of their affiliates;

●	the impact, if any, of the purchases by our Sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our Sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, executive officers, advisors or any of their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the completion of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially $10.25 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our Sponsor, directors and each member of our management have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within the period to consummate the initial business combination. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of deferred underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $950,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our second amended and restated memorandum of association would require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our second amended and restated memorandum of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holder present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial shareholders will count towards this quorum and, pursuant to the terms of a letter agreement entered into with us, our Sponsor and members of our management team have agreed to vote their founder shares and any public shares purchased during or after the Initial Public Offering, in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. Additionally, each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

These quorums and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will complete our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction. In addition, our Sponsor, directors and each member of our management, have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of a business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our second amended and restated memorandum of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated memorandum and articles of association provide that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in this our without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the initial business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initial vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the Company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the Company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the Company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the vote on the proposal to approve the initial business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering at the election of the Company in six separate one month extensions subject to satisfaction of certain conditions, including the deposit of up $379,500 ($0.033 per unit) for each one month extension, into the trust account, or as extended by the Company’s shareholders in accordance with our second amended and restated memorandum of association).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 12 months from the closing of the Initial Public Offering to complete our initial business combination. We may seek an ordinary resolution of the public shareholders for any extension beyond 12 months at a meeting called for such purpose. Public shareholders will be offered the opportunity to vote on and/or redeem their shares in connection with the approval of such extension. Alternatively, or in the event that there is an unsuccessful effort to obtain public shareholder approval for the proposed extensions(s), we may, but are not obligated to, extend the period in which we must complete our initial business combination six times, for an additional one month each time, up to 18 months by depositing into the trust account on or prior to the applicable deadline for each one month extension $379,500 ($0.033 per unit in either case). Public shareholders, in this situation, will not be offered the opportunity to vote on and/or redeem their shares in connection with such extension. If we are unable to complete our initial business combination within such 12-month period (or up to a 18-month period if we choose to extend such period, as described in more detail in this Annual Report, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released (which shall be net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 12-month time period (or up to a 18-month period if we choose to extend such period, as described in more detail in this Annual Report, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association).

Our Sponsor, directors and each member of our management have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we do not complete an initial business combination within 12 months from the closing of the Initial Public Offering (or up to a 18-month period if we choose to extend such period, as described in more detail in this Annual Report, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association). However, if our Sponsor, directors or members of our management team acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we do not complete an initial business combination within 12 months from the closing of the Initial Public Offering (or up to a 18-month period if we choose to extend such period, as described in more detail in this Annual Report, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association).

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our amended and restated memorandum and articles of association, prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the Initial Public Offering (or up to a 18-month period if we choose to extend such period, as described in more detail in this Annual Report, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released (which shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $950,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering, the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.25. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.25. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.25. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.25 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.25 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.25 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $950,000 from the proceeds of our Initial Public Offering and the sale of the placement unit with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.25 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend any provisions of our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our amended and restated memorandum and articles of association, prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the Initial Public Offering (or up to a 18-month period if we choose to extend such period, as described in more detail in this Annual Report, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 12 months from the closing of the Initial Public Offering (or up to a 18-month period if we choose to extend such period, as described in more detail in this Annual Report, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights as described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended by special resolution.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this annual report contains financial statements audited and reported on by our independent registered public accounting firm.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act.

As discussed above, we are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Corporate Information

Our executive offices are located at 643 Ilalo Street, Honolulu, Hawaii 96813 and our telephone number is (808) 892-6611.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC and declared effective by the SEC on February 9, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 643 Ilalo Street, Honolulu, Hawaii 96813 and our telephone number is (808) 892-6611. After the Initial Public Offering, we have agreed to pay Mehana Capital LLC, our Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support and the use of this office location is included in such $10,000 monthly payment. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units are each traded on the Nasdaq Global Market under the symbol “PTHRU”. Our units commenced public trading on February 10, 2023.

Holders

On March 28, 2023, there were two holders of record of our units, three holders of record of our Class A ordinary shares, 1 holder of record of our Class B ordinary shares and 0 holders of record of our warrants (on a stand-alone basis, apart from our units).

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Simultaneously with the closing of our Initial Public Offering, pursuant to the Private Units Purchase Agreement, we completed the private sale of an aggregate of 565,375 private units, including 54,000 private units issued in connection with the exercise in full of the underwriters’ over-allotment option (the “Private Units”), to our Sponsor and the underwriters at a purchase price of $10.00 per Private Unit, generating gross proceeds to us of $5,653,750. A total of 565,375 Private Units were purchased by our Sponsor pursuant to that certain Private Units Purchase Agreement. The Private Units are identical to the units sold as part of the units in our Initial Public Offering, except as otherwise disclosed in our prospectus, dated February 9, 2023 (the “Prospectus”), filed with the SEC pursuant to Rule 424(b) of the Securities Act, on February 10, 2023. The issuance of the Private Units was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

As previously reported, on February 14, 2023, Pono Capital Three, Inc. (the “Company”) completed its initial public offering (the “Offering”) of 10,000,000 units (“Units”). Each Unit consists of one share of Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), and one redeemable warrant (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A ordinary shares at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-268283). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000.

Subsequently, on February 14, 2023, the underwriters exercised the over-allotment option in full and the closing of the issuance and sale of the additional Units occurred (the “Overallotment Option Units”). The total aggregate issuance by the Company of 1,500,000 units at a price of $10.00 per unit resulted in total gross proceeds of $15,000,000. On February 14, 2023, simultaneously with the sale of the Overallotment Option Units, the Company consummated the private sale of an additional 54,000 Placement Units, generating gross proceeds of $540,000. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

No payments for our expenses were made in the Offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except in connection with the repayment of outstanding loans and pursuant to the administrative support agreement disclosed herein which we entered into with our Sponsor. There has been no material change in the planned use of proceeds from our Offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the Initial Public Offering.

Item 6. Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Pono Capital Three, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mehana Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in Delaware on March 11, 2022 (subsequently redomiciled in the Cayman Islands on October 14, 2022) formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination pursuant to the forward purchase agreements (or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 11, 2022 (inception) through December 31, 2022 were organizational activities and those necessary to prepare for our Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses after the Initial Public Offering.

For the for the period from March 11, 2022 (inception) through December 31, 2022, we had a net loss of $8,687, which consisted of formation and operating costs of $8,687.

Liquidity and Capital Resources

For the period from March 11, 2022 (inception) through December 31, 2022, net cash used in operating activities was $10,059, which was due to our net loss of $8,687 and prepaid expenses of $1,372.

For the period from March 11, 2022 (inception) through December 31, 2022, net cash provided by financing activities was $98,336, which was due to the proceeds from the promissory note - related party of $300,000 and the proceeds from the issuance of Class B ordinary shares to the Sponsor of $25,000, partially offset by the payment of offering costs of $226,664.

The registration statement for the Company’s Initial Public Offering was declared effective on February 9, 2023. On February 14, 2023, the Company consummated the Initial Public Offering of 11,500,000 units, (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 1,500,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $115,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 565,375 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Mehana Capital LLC (the “Sponsor”), including 54,000 Placement Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $5,653,750, which is described in Note 4.

Following the closing of the Initial Public Offering on February 14, 2023, an amount of $117,875,000 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the funds held in the trust account and not previously released to us to pay our taxes (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We do not believe we will need to raise additional funds following the offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until February 14, 2024 (or up to August 14, 2024, as applicable) to consummate a Business Combination. If a Business Combination is not consummated by February 14, 2024, less than one year after the date these financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 14, 2024. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by February 14, 2024.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration Rights

The holders of the Founder Shares and Placement Units (including securities contained therein) and Units (including securities contained therein) that may be issued upon conversion of working capital loans and extension loans, and any Class A ordinary shares issuable upon the exercise of the Placement Warrants and any Class A ordinary shares and warrants (and underlying Class A ordinary shares) that may be issued upon conversion of the Units issued as part of the working capital loans and extension loans and Class A ordinary shares issuable upon conversion of the Founder Shares, will be entitled to registration rights pursuant to a registration rights agreement signed prior on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

Promissory Notes - Related Party

On April 25, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of (i) March 31, 2023 or (ii) the date on which Company consummates the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $300,000 under the Promissory Note. As of December 31, 2022, the outstanding balance under the Promissory Note was $300,000. On February 15, 2023, the outstanding balance under the Promissory Note of $300,000 was repaid.

Underwriters Agreement

Simultaneously with the Initial Public Offering, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $15,000,000.

The underwriters were paid a cash underwriting discount of $0.11 per Unit, or $1,265,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.30 per unit, or $3,450,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.25 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted net loss per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-0) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-convened method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective March 11, 2022 (inception). The adoption of ASU 2020-06 did not have a material impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from March 11, 2022 (inception) through December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Davin Kazama	46	Chief Executive Officer and Director
Gary Miyashiro	54	Chief Financial Officer
Dustin Shindo	49	Chairman of the Board
Kotaro Chiba	48	Independent Director
Mike Sayama	68	Independent Director
Trisha Nomura	43	Independent Director and Chairwoman of the Audit Committee

Davin Kazama, Chief Executive Officer and Director

Mr. Kazama is an entrepreneur with a wealth of experience in the fields of finance, real estate development, financial advising, and tax-efficient investment strategies. He is a seasoned professional in raising capital from angel investors and venture capitalists alike. Since 2012, Mr. Kazama has been the Founder and Manager of Driven PV LLC, which develops and manages clean energy systems. In this position, he educates and consults parties on clean energy products and the benefits of such products, including tax incentives and business structuring. He also manages relationships with investors and offtakes, oversees maintenance of the company, and performs accounting responsibilities. From 2011 to 2013, Mr. Kazama served as an Advisor to Kai Medical, Inc. In these roles, he was responsible for raising angel and venture capital investment, managing relationships with the investor base, advising investors on tax-efficient strategies, and preparing financial reports. From 2007 to 2010, Mr. Kazama served as Chief Operating Officer (“COO”) of Kai Medical, Inc., an award-winning developer of state-of-the-art medical technology. As the Founder and Manager of Kai Clothing LLC from 2004 to 2009, Mr. Kazama established numerous strategic partnerships with some of Hawaii’s most reputable companies and ultimately negotiated the sale of the company in 2009. Mr. Kazama holds a Bachelor of Business Administration degree from the University of Puget Sound (1998), an Executive Master of Business Administration degree from the University of Hawaii at Manoa (2003), and a Master of Liberal Arts (ALM) in Extension Studies in Finance at Harvard University (2022). Mr. Kazama’s management experience paired with his entrepreneurial skills in a diverse array of industries makes him a valuable member of our management team and board of directors.

Gary Miyashiro, Chief Financial Officer

Mr. Miyashiro is a skilled Certified Public Accountant (“CPA”) with over 30 years of experience. Since January 2011, Mr. Miyashiro has served as a President at MC Group Hawaii, Inc., Manoa Consulting Group’s successor, where he performs professional services to the public in the areas of assurance, taxation, and accounting. He also served as a Member of Manoa Consulting Group, LLC from November 2002 to December 2010, where Mr. Miyashiro performed the same functions. From May 2001 to October 2002, Mr. Miyashiro served as CFO and Treasurer of Island Title Corporation, during which he directed all financial operations and maintained the internal control structure. From March 1999 to April 2001, Mr. Miyashiro then served as Vice President of GE Capital Hawaii, Inc., where he was responsible for planning, organizing, and directing the company’s financial reporting, accounting, and tax operations. From August 1990 to March 1999, Mr. Miyashiro began his career with Grant Thornton LLP where he performed and coordinated financial statement attest services, supervised audits, performed multiple-level consolidations, tax accruals, and the presentation of financial statements. Mr. Miyashiro holds a Bachelor of Business Administration degree from the University of Hawaii at Manoa. He is a member of the American Institute of Certified Public Accountants, the Hawaii Association of Public Accountants, the Hawaii Society of Public Accountants, the National Society of Accountants, and the State of Hawaii Board of Public Accountancy. Mr. Miyashiro’s accounting experience makes him an invaluable asset to the management team.

Dustin Shindo, Chairman of the Board

Mr. Shindo is an entrepreneur, executive, technologist, and a seasoned advisor with more than 25 years of industry experience. Mr. Shindo currently serves as the management member of our Sponsor. Mr. Shindo also currently serves as the managing member of Pono Capital Corp’s Sponsor, Mehana Equity LLC. Mr. Shindo has also been retained for a number of consulting positions since July 2014 for companies working in the health care, travel, technology, construction, and non-profit industries through Mehana LLC. Recently, Mr. Shindo started Joynable Corporation, a software company. Mr. Shindo is also the Vice President and director of Perfect Game Hawaii, a non-profit entity supporting baseball. Mr. Shindo served as the Chief Executive Officer and co-founder of Junify Corporation from September 2016 to June 2022, a company operating in California and Japan to offer zero trust network access software (software defined border) to help companies better secure their cloud resources. From December 2012 to December 2018, Mr. Shindo served as the Chief Executive Officer of Pono Health based in California, Washington, and Hawaii, where he provided consulting, data management, analytics, and software development services. Pono Health was the primary entity of Pono Corporation, founded in December 2012. Mr. Shindo managed healthcare data for individuals in Hawaii and for clinics in Washington, Oregon and Arizona. Mr. Shindo also developed an analytics platform used to calculate gaps in care, cost savings, and other health metrics.

From March 2001 to March 2010, Mr. Shindo served as the Chief Executive Officer of Hoku Scientific based in Honolulu, Hawaii, where he led the company through an initial public offering on the NASDAQ Global Market and signed customer contracts totaling $2+ billion. From December 1995 to August 1997, Mr. Shindo served as the President of Mehana Brewing Company based in Hilo, Hawaii. In June 1995, Mr. Shindo received his Bachelor of Art’s degree in Accounting/Finance/Marketing at University of Washington based in Seattle, Washington. In May 1999, Mr. Shindo received his Master’s in Business Administration at Darden Graduate School of Business Administration, University of Virginia based in Charlottesville, Virginia. In August 2015, Mr. Shindo completed the SEP program at Stanford Graduate School of Business, Stanford University. Mr. Shindo’s entrepreneurial, executive, and advising experience, paired with his public company experience through Pono Capital Corp, Pono Capital Two, Inc. and Hoku Scientific, make him a valuable member of our board of directors.

Our Independent Directors

Our efforts to seek a suitable business combination target will be complemented and augmented by the expertise and network of relationships of our directors, who each have extensive experience in business and financial matters. In addition to our seasoned executive team, we have assembled a strong group of directors. The board is comprised of five individuals. These individuals bring together a breadth of operating experience, industry connectivity and proprietary access to leading companies that enhance our value proposition. Our board will be a driving force in our efforts to identify a target and effect a business combination and may invest personal capital in the transaction. The Company’s independent director bios are presented here.

Kotaro Chiba, Independent Director

Kotaro Chiba currently serves as an Independent Director of Pono Capital Two, Inc. (NASDAQ: PTWO). Mr. Chiba is also the founder and General Partner of Chiba Dojo Fund, a venture capital based fund in Tokyo focusing its investing on Internet and IOT related start-ups since September 2019. Before launching the Chiba Dojo Fund, Mr. Chiba founded and continues to serve as the General Partner of the Drone Fund since in June 2017. The Drone Fund is a venture capital-based fund in Tokyo focusing its investment on drones and air mobility start-ups. The Drone Fund aims to create a drone and air-mobility enabled society. One of the Drone Fund’s portfolio companies went public on the Tokyo Mothers Market in December 2019—the first drone company to make an initial public offering in Japan. As an angel investor, Mr. Chiba has invested in more than 60 startups and 40 VC funds in Internet markets and other fields. Mr. Chiba also currently serves as Director of various mobility and technology companies, including: Aeronext since April 2017, A.L.I. Technologies, Inc. since December 2017, Prodrone Co. Ltd. since October 2020, teTra aviation since May 2020, and VFR since October 2021.

Prior to that, Mr. Chiba was the co-founder, Executive Vice President and director from January 2009 to July 2016 with COLOPL Inc., which focused on mobile gaming services on smartphone applications as well as VR services and location data analysis consulting services, research service dedicated to smartphones. In 2012, he helped lead the company’s listing on the Tokyo Stock Exchange (Mothers) and then in 2014 led the company to a US$4 billion initial public offering on the Tokyo Exchange market (first section). Prior to that, Mr. Chiba was the founder and director from January 2000 to March 2007 for K Laboratory Inc. (now KLab Inc.) that develops mobile games and online games. Before joining KLab Inc., Mr. Chiba was a mobile web media planner from April 1997 to December 1999 for Recruit Co. Ltd., which is Japan’s largest recruitment company and provides services such as job advertising, temporary staffing, sales promotion, and IT solution.

Since April 2019, Mr. Chiba has been a guest Professor at Keio University, a research-oriented campus located in the city of Fujisawa, Kanagawa Prefecture, Japan where he teaches students to become technology innovators. Mr. Chiba is Keio University, SFC Campus graduate, in March 1997, with a Bachelor of Arts in Environment and Information Studies. He is also the first domestic customer of Honda Jet in Japan and holds a private pilot license (FAA Japan). Mr. Chiba’s extensive experience and knowledge in developing start-ups and working in venture capital provides him with a unique perspective and makes him a valuable addition to our board of directors.

Mike Sayama, Ph.D., Independent Director

Dr. Mike Sayama currently serves as an independent director of AERWINS Technologies Inc. (NASDAQ: AWIN). Dr. Samaya was formerly the Executive Director of Community First since it was established in July 2016 until January 2021. As the founding executive director, he was responsible for operations, developing a strategic plan for an accountable health community in East Hawaii, community relations, and fund raising. From January 2021 to June 2021, he served as the Director of Strategy to facilitate the transition to a new management team.

From October 2013 to December 2018, Dr. Sayama served as a Vice President at Pono Health and was Director of Learning Health Homes, a project where he was responsible for managing the East Hawaii Independent Physicians Association and implementing a data platform integrating health plan, hospital, and physician data. Dr. Sayama also facilitated the reorganization of EHI and development of its strategic direction. Community First, a 501(c)3 non-profit, which serves as a neutral forum for healthcare stakeholders in East Hawaii, grew out of the Learning Health Homes Initiative.

From August 1997 to October 2013, Dr. Sayama served as a Vice President of the Hawaii Medical Service Association, first in Health Benefits Management and then in Customer Relations. In the first position, he streamlined preauthorization and appeal processes, including the elimination of preauthorization for inpatient admissions without increase in inpatient utilization. In his second position he established call centers in Hilo which stabilized the call center work force and improved the timeliness and accuracy of customer service.

From April 2001 to April 2005, Dr. Sayama was a Director on the City Bank Board, and from April 2005 to April 2009, was a Director on the Boards of Central Pacific Bank and Central Pacific Financial Corporation. He currently serves on the board of Pono Capital Corp.

Regarding education: In May 1975, he received his Bachelor of Arts degree in Psychology from Yale University, and in August 1979, his Master of Arts degree in Clinical Psychology from University of Michigan. In August 1982, Dr. Sayama received his Ph.D. degree in Clinical Psychology from University of Michigan. He is the author of several books on psychotherapy and Zen Buddhism.

His community service includes having been a Director on the Bay Clinic Board (the Federally Qualified Health Center in East Hawaii) and currently serving as the Abbot of Chozen-ji, International Zen Dojo. Mr. Sayama brings broad knowledge of the healthcare technology industry, as well as prior experience serving as a founding executive director, which makes him a valuable addition to our board of directors.

Trisha Nomura, Independent Director and Chairperson of the Board’s Audit Committee

Trisha Nomura currently serves as an independent director of Pono Capital Two, Inc. (NASDAQ: PTWO). Since July 2018, Ms. Nomura has owned a consulting firm, Ascend Consulting, LLC. Prior to opening her own firm, Ms. Nomura worked in both public accounting and private industry. Ms. Nomura was the Chief Operating Officer of HiHR from July 2015 to December 2016, and the Vice President of Strategic Services from May 2014 to July 2015. Ms. Nomura also served as the Chief People Officer of ProService Hawaii from January 2017 to June 2018. Ms. Nomura began volunteering with the HSCPA since 2010 through the YCPA Squad, has been the Treasurer of Kaneohe Little League since 2013, and is a member of the AICPA, where she was selected to attend the Leadership Academy, has served as an at-large Council member and is now proudly serving on the Association Board of Directors. Ms. Nomura is a CPA, not in public practice, and a CGMA. She is a graduate of Creighton University, where she obtained her Bachelor of Science in Business Administration in accounting, and of the University of Hawaii at Manoa, where she earned her Master of Accountancy degree. Ms. Nomura’s consulting, accounting and management skills and knowledge make her an important addition to our board of directors.

Number and Terms of Office of Officers and Directors

We have five directors upon completion of the initial Public Offering. Our board of directors is divided into three classes, with only one class of directors being elected in each year and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

The term of office of the first class of directors, consisting of Kotaro Chiba, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Davin Kazama and Mike Sayama, will expire at our second annual meeting of the shareholders. The term of office of the third class of directors, consisting of Trisha Nomura and Dustin Shindo, will expire at our third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we complete our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our Sponsor, upon completion of an initial business combination, will be entitled to nominate individuals for election to our board of directors, as long as our Sponsor holds any securities covered by the registration rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to nominate persons to the offices set forth in our second amended and restated memorandum of association as it deems appropriate. Our second amended and restated memorandum of association provides that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Kotaro Chiba, Mike Sayama and Trisha Nomura are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules prior to completion of the Initial Public Offering.

Executive Officer and Director Compensation

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a corporate governance and nominating committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Kotaro Chiba, Mike Sayama and Trisha Nomura will serve as members of our audit committee. Our board of directors has determined that each of Kotaro Chiba, Mike Sayama and Trisha Nomura meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Trisha Nomura will serve as the chairwoman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Ms. Nomura qualifies as an “audit committee financial expert” as defined in applicable SEC rules. We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	appointing, compensating and overseeing our independent registered public accounting firm;

●	reviewing and approving the annual audit plan for the Company;

●	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

●	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

●	monitoring our environmental sustainability and governance practices;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	approving audit and non-audit services provided by our independent registered public accounting firm;

●	discussing earnings press releases and financial information provided to analysts and rating agencies;

●	discussing with management our policies and practices with respect to risk assessment and risk management;

●	reviewing any material transaction between our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President; and

●	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Kotaro Chiba, Mike Sayama, and Trisha Nomura. Mike Sayama will serve as chairman of the compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent directors. Our board of directors has determined that each of each of Messrs. Chiba and Sayama and Ms. Nomura is independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving corporate goals and objectives relevant to our President’s compensation, evaluating our President’s performance in light of those goals and objectives, and setting our President’s compensation level based on this evaluation;

●	setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the Company’s ordinary shares under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

●	making recommendations to the board of directors with respect to incentive compensation programs and equity-based plans that are subject to board approval;

●	approving any employment or severance agreements with our Section 16 Officers;

●	granting any awards under equity compensation plans and annual bonus plans to our President and the Section 16 Officers;

●	approving the compensation of our directors; and

●	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Notwithstanding the foregoing, as indicated above, other than the payment to Mehana Capital LLC, our Sponsor, of $10,000 per month, for up to 12 months (or up to 18 months from the closing of the Initial Public Offering at the election of the Company in six separate one month extensions subject to satisfaction of certain conditions, including the deposit of up to $379,500 ($0.033 per unit) for each one month extension, into the trust account, or as extended by the Company’s shareholders in accordance with our second amended and restated memorandum of association), for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of our corporate governance and nominating committee are Kotaro Chiba, Mike Sayama and Trisha Nomura. Kotaro Chiba will serve as chairman of the corporate governance and nominating committee. Under the Nasdaq listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Messrs. Chiba and Sayama and Ms. Nomura is independent.

The primary function of the corporate governance and nominating committee include:

●	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

●	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

●	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

●	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

●	overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

●	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

●	considering director nominees recommended by shareholders; and

●	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting director nominees, which is specified in the charter adopted by us, generally provides that person to be nominated:

●	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

●	should have current knowledge and contacts in the communities in which we do business and, in our industry, or other industries relevant to our business;

●	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

●	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

●	should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

●	should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board of directors to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for election to the board of directors, the corporate governance and nominating committee will evaluate the background of each candidate, including candidates that may be submitted by our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We may pay consulting, finder or success fees to our initial shareholders, officers, directors or their affiliates for assisting us in consummating our initial business combination. In addition, our initial shareholders, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares, and as adjusted to reflect the sale of our Class A ordinary shares, and assuming no purchase of public shares in the Initial Public Offering, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

Our Sponsor paid an aggregate of $25,206, or approximately $0.005 per share, in exchange for the issuance of 2,875,000 founder shares on May 17, 2022 and for the issuance of an additional 2,060,622 founder shares on December 22, 2022. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The per unit price of the founder shares was determined by dividing the amount contributed to the Company by the number of founder shares issued.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	of Outstanding Ordinary Shares
Mehana Capital LLC(3)	565,375	4.60%	4,935,622	100%	3.86%
Davin Kazama	—	—	—	—	—
Gary Miyashiro	—	—	—	—	—
Dustin Shindo(3)	565,375	4.60%	4,935,622	100%	3.86%
Kotaro Chiba	—	—	—	—	—
Mike Sayama	—	—	—	—	—
Trisha Nomura	—	—	—	—	—
All executive officers and directors as a group (6 individuals)	565,375	4.60%	4,935,622	100%	28.86%
Space Summit Capital LLC (4)	670,000	5.83%	-	-	3.91%
Wealthspring Capital LLC (5)	1,488,835	12.3%	—	—	8.70%
Matthew Simpson (5)	1,488,835	12.3%	—	—	8.70%
David Gallers (5)	1,488,835	12.3%	—	—	8.70%

(1) Unless otherwise noted, the business address of each of these entities and individuals is 643 Ilalo Street, #102, Honolulu, Hawaii 96813.

(2) Interests shown consist solely of founder shares, classified as shares of Class B ordinary shares, as well as private placement shares after the Initial Public Offering. Founder shares are convertible into shares of Class A ordinary shares on a one-for-one basis, subject to adjustment.

(3) Mehana Capital LLC, our Sponsor, is the record holder of the securities reported herein. Dustin Shindo is the control person of our Sponsor, and possesses all voting power and dispositive control. By virtue of this relationship, Dustin Shindo may be deemed to share beneficial ownership of the securities held of record by our Sponsor. Dustin Shindo disclaims any such beneficial ownership except to the extent of his respective pecuniary interest.

(4) The beneficial ownership is based on the latest available filing made with the SEC on Schedule 13G on March 2, 2023 and consists of 671,100 shares of Pono Three’s Class A ordinary shares. To the best of Pono Three’s knowledge, Space Summit Capital LLC, owns and controls 5.83% of the outstanding Public Shares. The address of Space Summit Capital LLC is 15455 Albright Street, Pacific Palisades, CA 90272.

(5) The beneficial ownership is based on the latest available filing made with the SEC on Schedule 13G on March 9, 2023 and consists of 1,488,835 shares of the Company’s Class A ordinary shares. To the best of Pono Three’s knowledge, Wealthspring Capital LLC, Matthew Simpson, and David Gallers own and control 12.3% of the outstanding Public Shares. The address of Wealthspring Capital LLC, Matthew Simpson, and David Gallers is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On May 17, 2022, our Sponsor acquired 2,875,000 founder shares, and on December 22, 2022, our Sponsor acquired an additional 2,060,622 founder shares for an aggregate purchase price of $25,206, or approximately $0.005 per share. Such Class B ordinary shares includes an aggregate of up to 643,777 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own at least 30% of the Company’s issued and outstanding shares after the Offering (assuming the initial shareholders did not purchase any Public Shares in the Offering and excluding the Placement Units and underlying securities). The underwriters exercised the over-allotment option in full so those shares are no longer subject to forfeiture.

The initial shareholders have agreed not to transfer, assign or sell any of the Class B ordinary shares (except to certain permitted transferees) until, with respect to any of the Class B ordinary shares, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining any of the Class B ordinary shares, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On April 25, 2022, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of March 31, 2023 or the completion of the Initial Public Offering. As of December 31, 2022, there was $300,000 in borrowings outstanding under the Note. Upon Initial Public Offering, the Company had repaid the full amount of $300,000 under the Note.

In order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us with a loan to the Company up to $1,500,000 as may be required (“Working Capital Loans”). Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

If the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months of the closing of the Initial Public Offering, the Company may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to six times, each by an additional one month (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of the Second Amended and Restated Memorandum of Association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, must deposit into the Trust Account $379,500 with the underwriters’ over-allotment option exercised in full ($0.033 per unit in either case), on or prior to the date of the applicable deadline, for each of the available six month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $2,277,000 with the underwriters’ over-allotment option exercised in full ($0.033 per unit). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of a Business Combination out of the proceeds of the trust account released to it.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form S-1 for the respective periods and other required filings with the SEC for the period from March 11, 2022 (date of inception) to the Initial Public Offering totaled approximately $99,910. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the period from March 11, 2022 (inception) to December 31, 2022 totaled approximately $46,350. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from March 11, 2022 (inception) to December 31, 2022, we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax return services, planning and tax advice for the period from March 11, 2022 (inception) to December 31, 2022.

All Other Fees. We did not pay Marcum for any other services for the period from March 11, 2022 (inception) to December 31, 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements, and Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained from the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 9, 2023, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein. (2)
3.1	Second Amended and Restated Memorandum and Articles of Association dated February 9, 2023. (2)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A ordinary shares Certificate. (1)
4.4	Warrant Agreement, dated February 9, 2023, between the Company and Continental Stock Transfer & Trust Company. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated February 9, 2023, among the Company, its officers and directors and the Company’s Sponsor, Mehana Capital LLC. (2)
10.2	Promissory Note, dated April 25, 2022, issued to Mehana Capital LLC (1)
10.3	Investment Management Trust Agreement, dated February 9, 2023 between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Registration Rights Agreement, dated February 9, 2023, by and among the Company and certain securityholders. (2)
10.5	Administrative Support Agreement, dated February 9, 2023, by and between the Company and Mehana Capital LLC. (2)
10.6	Placement Unit Purchase Agreement, dated February 9, 2023, by and between the Company and the Sponsor. (2)
10.7	Form of Indemnity Agreement. (2)
10.8	Amended and Restated Securities Subscription Agreement, dated May 17, 2022, between the Registrant and Mehana Capital LLC. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 10, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 15, 2023.

PONO CAPITAL THREE, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Pono Capital Three, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pono Capital Three, Inc. (the “Company”) as of December 31, 2022, the related statements of operations, shareholders’ equity and cash flows for the period from March 11, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period from March 11, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, if the Company is unable to complete a business combination by February 14, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022.

PCAOB ID Number: 688

Boston, MA
March 29, 2023

PONO CAPITAL THREE, INC.

BALANCE SHEET

DECEMBER 31, 2022

Assets:
Current assets:
Cash	$88,277
Prepaid expenses	1,372
Total current assets	89,649
Deferred offering costs	368,802
Total Assets	$458,451

Liabilities and Shareholders’ Equity:
Current liabilities:
Accrued offering costs	$142,138
Promissory note - related party	300,000
Total Liabilities	442,138

Commitments and Contingencies (Note 6)

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,935,622 issued and outstanding (1)	494
Additional paid-in capital	24,712
Subscription receivable	(206)
Accumulated deficit	(8,687)
Total shareholders’ equity	16,313
Total Liabilities and Shareholders’ Equity	$458,451

(1)	Includes up to 643,777 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). The underwriters exercised their over-allotment option in full on February 14, 2023; thus, no ordinary shares remain subject to forfeiture as of February 14, 2023 (see Note 6).

The accompanying notes are an integral part of these financial statements.

PONO CAPITAL THREE, INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 11, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

Formation costs and operating costs	$8,687
Net loss	$(8,687)

Weighted average shares outstanding, basic and diluted(1)	2,850,155
Basic and diluted net loss per ordinary share	$(0.00)

(1)	Excludes up to 643,777 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). The underwriters exercised their over-allotment option in full on February 14, 2023; thus, no ordinary shares remain subject to forfeiture as of February 14, 2023 (see Note 6).

The accompanying notes are an integral part of these financial statements.

PONO CAPITAL THREE, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 11, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

	Class B Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at March 11, 2022 (inception)	—	$—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	4,935,622	494	24,712	(206)	—	25,000
Net loss	—	—	—	—	(8,687)	(8,687)
Balance at December 31, 2022	4,935,622	$494	$24,712	$(206)	$(8,687)	$16,313

(1)	Includes up to 643,777 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). The underwriters exercised their over-allotment option in full on February 14, 2023; thus, no ordinary shares remain subject to forfeiture as of February 14, 2023 (see Note 6).

The accompanying notes are an integral part of these financial statements.

PONO CAPITAL THREE, INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 11, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

Cash Flows from Operating Activities:
Net loss	$(8,687)
Changes in operating assets and liabilities:
Prepaid expenses	(1,372)
Net cash used in operating activities	(10,059)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from promissory note - related party	300,000
Advance from Sponsor for payment of formation costs	412
Repayment to Sponsor for payment of formation costs	(412)
Payment of offering costs	(226,664)
Net cash provided by financing activities	98,336

Net Change in Cash	88,277
Cash - Beginning of period	—
Cash - End of period	$88,277

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$142,138
Issuance of Class B ordinary shares to Sponsor for subscription receivable	$206

The accompanying notes are an integral part of these financial statements.

PONO CAPITAL THREE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Pono Capital Three, Inc. (the “Company”) is a blank check company incorporated in Delaware on March 11, 2022. On October 14, 2022, the Company redomiciled in the Cayman Islands. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 11, 2022 (inception) through December 31, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 9, 2023. On February 14, 2023, the Company consummated the Initial Public Offering of 11,500,000 units, (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 1,500,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $115,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 565,375 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Mehana Capital LLC (the “Sponsor”), including 54,000 Placement Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $5,653,750, which is described in Note 4.

Following the closing of the Initial Public Offering on February 14, 2023, an amount of $117,875,000 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”), and will be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $5,610,317, consisting of $1,265,000 of cash underwriting fees, $3,450,000 of deferred underwriting fees and $895,317 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

PONO CAPITAL THREE, INC.

NOTES TO FINANCIAL STATEMENTS

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.25 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. With the completion of the Initial Public Offering, the Public Shares subject to redemption are recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor has agreed (a) to vote its Class B ordinary shares, the ordinary shares included in the Placement Units and the Public Shares purchased in the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Class B ordinary shares) and Placement Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Class B ordinary shares and Placement Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased in the Initial Public Offering if the Company fails to complete its Business Combination.

PONO CAPITAL THREE, INC.

NOTES TO FINANCIAL STATEMENTS

The Company will have until 12 months (or up to 18 months from the closing of the Initial Public Offering at the election of the Company pursuant to six one month extensions subject to satisfaction of certain conditions, including the deposit of up to $379,500 ($0.033 per unit) for each such one month extension, into the Trust Account, or as extended by the Company’s shareholder in accordance with the Amended and Restated Memorandum and Articles of Association) from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholder (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.25 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used in fund offering expenses was released to the Company for general working capital purposes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us up to $1,500,000 under Working Capital Loans (see Note 5.)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until February 14, 2024 (or up to August 14, 2024, as applicable) to consummate a Business Combination. If a Business Combination is not consummated by February 14, 2024, less than one year after the date these financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 14, 2024. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by February 14, 2024.

PONO CAPITAL THREE, INC.

NOTES TO FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

PONO CAPITAL THREE, INC.

NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022.

Offering Costs associated with the Initial Public Offering

Upon closing of the Initial Public Offering, the Company complied with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consisted principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity were recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities were expensed immediately. As of the Initial Public Offering, the Company incurred offering costs amounting to $5,610,317, consisting of $1,265,000 of cash underwriting fees, $3,450,000 of deferred underwriting fees and $895,317 of other offering costs. As such, the Company recorded $5,404,094 of offering costs as a reduction of temporary equity and $206,223 of offering costs as a reduction of permanent equity.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

PONO CAPITAL THREE, INC.

NOTES TO FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Class A Ordinary Shares Subject To Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Subsequent to year end, the Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.25 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Placement Warrants (as defined in Note 4) since the exercise of the warrants are contingent upon the occurrence of future events.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

PONO CAPITAL THREE, INC.

NOTES TO FINANCIAL STATEMENTS

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

The Public Warrants and Private Placement Warrants are not precluded from equity classification, and are accounted for as such on the date of issuance, and will be on each balance sheet date thereafter. As the warrants are equity classified, they are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

Recent Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective March 11, 2022 (inception). The adoption of ASU 2020-06 did not have a material impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

PONO CAPITAL THREE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on February 9, 2023. On February 14, 2023, the Company consummated the Initial Public Offering of 11,500,000 Units, including 1,500,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $115,000,000. Each Unit consisted of one Class A ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 565,375 Placement Units at a price of $10.00 per Placement Units, in a private placement to the Sponsor, including 54,000 Placement Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $5,653,750. Each Placement Unit consists of one Class A ordinary share (“Placement Share”) and one warrant (“Placement Warrant”). The proceeds from the sale of the Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Units will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 17, 2022, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 2,875,000 Class B ordinary shares (the “Founder Shares”). On December 22, 2022, the Sponsor subscribed for additional Founder Shares resulting in the issuance of 2,060,622 Class B ordinary shares to the Sponsor for consideration of $206, which remains outstanding as of the date of these financial statements. The Founder Shares included an aggregate of up to 643,777 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 30% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell any of the Class B ordinary shares (except to certain permitted transferees as disclosed herein) until, with respect to any of the Class B ordinary shares, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining any of the Class B ordinary shares, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

PONO CAPITAL THREE, INC.

NOTES TO FINANCIAL STATEMENTS

Promissory Note - Related Party

On April 25, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of (i) March 31, 2023 or (ii) the date on which Company consummates the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $300,000 under the Promissory Note. As of December 31, 2022, the outstanding balance under the Promissory Note was $300,000 (see Note 8).

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services during the 12-month period to complete a Business Combination.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of the initial Business Combination. The Units would be identical to the Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights Agreement

The holders of the Founder Shares and Placement Units (including securities contained therein) and Units (including securities contained therein) that may be issued upon conversion of working capital loans and extension loans, and any Class A ordinary shares issuable upon the exercise of the Placement Warrants and any Class A ordinary shares and warrants (and underlying Class A ordinary shares) that may be issued upon conversion of the Units issued as part of the working capital loans and extension loans and Class A ordinary shares issuable upon conversion of the Founder Shares, will be entitled to registration rights pursuant to a registration rights agreement signed prior on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

PONO CAPITAL THREE, INC.

NOTES TO FINANCIAL STATEMENTS

Underwriting Agreement

Simultaneously with the Initial Public Offering, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $15,000,000.

The underwriters were paid a cash underwriting discount of $0.11 per Unit, or $1,265,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.30 per unit, or $3,450,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Representative Shares

Upon closing of the Initial Public Offering, the Company issued 103,500 Class A ordinary shares to the underwriters. The underwriters have agreed not to transfer, assign or sell the Representative Shares until the completion of the initial Business Combination. In addition, the underwriters have agreed (i) to waive its redemption rights with respect to the Representative Shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to the Representative Shares if the Company fails to complete its initial Business Combination within 12 months (or up to 18 months if the Company extends such period) from the closing of the Initial Public Offering.

The Representative Shares are subject to a lock-up for a period of 180 days immediately following the commencement of sales of the registration statement pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales of the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, registered persons or affiliates or as otherwise permitted under Rule 5110(e)(2).

Subsequent to the Initial Public Offering, the initial measurement of the fair value of the Representative Shares was determined using the market approach to value the subject interest. Based on the indication of fair value using the market approach, the Company determined the fair value of the Representative Shares to be $1.28 per share or $132,480 (for the 103,500 Representative Shares issued) as of the date of the Initial Public Offering (which is also the grant date). As a result, $132,480 was recorded as an offering cost with a corresponding entry to permanent shareholders’ equity.

Right of First Refusal

For a period beginning on the closing of the Initial Public Offering and ending 12 months from the closing of a Business Combination, the Company has granted EF Hutton a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(3)(A)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which the company’s prospectus forms a part.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, there were no preference shares issued or outstanding.

PONO CAPITAL THREE, INC.

NOTES TO FINANCIAL STATEMENTS

Class A ordinary shares — The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022, there were 4,935,622 Class B Ordinary Shares issued and outstanding. Of the 4,935,622 Class B ordinary shares outstanding, up to 643,777 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 14, 2023, the underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

Warrants — As of December 31, 2022, no warrants are currently outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary shares at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the Public Warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act; provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis.

Once the Public Warrants become exercisable, the Company may call the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant,

●	upon not less than 30 days’ prior written notice of redemption given after the Public Warrants become exercisable (the “30-day redemption period”) to each Public Warrant holder; and

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for hare sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the Public Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the Public Warrant holders.

PONO CAPITAL THREE, INC.

NOTES TO FINANCIAL STATEMENTS

If and when the Public Warrants become redeemable by the Company, the Company may not exercise the redemption right if the issuance of Class A ordinary shares upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price of less than $9.20 per Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the market value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Placement Warrants are identical to the Public Warrants except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the Class A ordinary shares issuable upon exercise of these Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) the holders thereof (including with respect to Class A ordinary shares issuable upon exercise of such Placement Warrants) are entitled to registration rights.

The Company accounts for the 12,065,375 warrants issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 565,375 Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, other than as previously disclosed and described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 14, 2023, the Company consummated the Initial Public Offering (see Note 3.)

On February 15, 2023, the outstanding balance under the Promissory Note of $300,000 was repaid.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2023.

PONO CAPITAL THREE, INC.

By:	/s/ Davin Kazama
Davin Kazama
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Davin Kazama	Chief Executive Officer	March 29, 2023
Davin Kazama	(Principal Executive Officer)

/s/ Gary Miyashiro	Chief Financial Officer	March 29, 2023
Gary Miyashiro	(Principal Financial Officer)

/s/ Dustin Shindo	Chairman of the Board	March 29, 2023
Dustin Shindo

/s/ Kotaro Chiba	Independent Director	March 29, 2023
Kotaro Chiba

/s/ Mike Sayama	Independent Director	March 29, 2023
Mike Sayama

/s/ Trisha Nomura	Independent Director	March 29, 2023
Trisha Nomura

45