Form 10-Q
period 2023-03-31
Pono Capital Three, Inc.
filed 2023-05-15
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41607

PONO CAPITAL THREE, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

643 Ilalo St., #102

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

As of May 10, 2023, there were 12,168,875 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 4,935,622 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PONO CAPITAL THREE, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PONO CAPITAL THREE, INC.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$521,599	$88,277
Prepaid expenses	244,185	1,372
Dividends receivable	13,636	—
Due from sponsor	206	—
Total current assets	779,626	89,649
Deferred offering costs	—	368,802
Marketable Securities held in Trust Account	118,491,047	—
Total Assets	$119,270,673	$458,451

Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$16,765	$—
Accrued expenses	27,267	—
Accrued expenses - related party	15,000	—
Accrued offering costs	70,000	142,138
Promissory note - related party	—	300,000
Total current liabilities	129,032	442,138
Deferred underwriting fee payable	3,450,000	—
Total Liabilities	3,579,032	442,138

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 11,500,000 shares at redemption value of $10.30 and $0 per share as of March 31, 2023 and December 31, 2022, respectively	118,404,683	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 668,875 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	67	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,935,622 issued and outstanding	494	494
Additional paid-in capital	—	24,712
Subscription receivable	(206)	(206)
Accumulated deficit	(2,713,397)	(8,687)
Total Shareholders’ Equity (Deficit)	(2,713,042)	16,313
Total Liabilities and Shareholders’ Equity (Deficit)	$119,270,673	$458,451

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONO CAPITAL THREE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31, 2023	For the Period From March 11, 2022 (inception) Through March 31, 2022
Operating and formation costs	$130,269	$338
Loss from operations	(130,269)	(338)

Other income
Interest income on investments held in Trust Account	629,683	—
Net income (loss)	$499,414	$(338)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	6,084,438	—
Basic and diluted net income per share, Class A ordinary shares	$0.05	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,935,622	—
Basic and diluted net income per share, Class B ordinary shares	$0.05	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONO CAPITAL THREE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)
Balance January 1, 2023	—	$—	4,935,622	$494	$24,712	$(206)	$(8,687)	$16,313
Issuance of Placement Units	565,375	57	—	—	5,653,693	—	—	5,653,750
Issuance of Representative shares	103,500	10	—	—	132,470	—	—	132,480
Proceeds allocated to Public Warrants	—	—	—	—	3,392,500	—	—	3,392,500
Allocation of issuance costs	—	—	—	—	(206,223)	—	—	(206,223)
Accretion redemption value of Class A ordinary shares	—	—	—	—	(8,997,152)	—	(3,204,124)	(12,201,276)
Net income	—	—	—	—	—	—	499,414	499,414
Balance at March 31, 2023	668,875	$67	4,935,622	$494	$—	$(206)	$(2,713,397)	$(2,713,042)

FOR THE PERIOD FROM MARCH 11, 2022 (INCEPTION) THROUGH MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at March 11, 2022 (inception)	—	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(338)	(338)
Balance at March 31, 2022	—	$—	—	$—	$—	$—	$(338)	$(338)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONO CAPITAL THREE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2023	For the Period From March 11, 2022 (inception) Through March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$499,414	$(338)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(629,683)	—
Changes in operating assets and liabilities:
Prepaid expenses	(242,812)	—
Accounts payable	16,765	338
Accrued expenses	27,267	—
Accrued expenses - related party	15,000	—
Due from sponsor	(206)	—
Net cash used in operating activities	(314,255)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(117,875,000)	—
Net cash used in investing activities	(117,875,000)

Cash Flows from Financing Activities:
Proceeds from sale of Placement Units	5,653,750	—
Proceeds from sale of Units, net of underwriting discount paid	113,735,000	—
Repayment of Promissory note - related party	(300,000)	—
Payment of offering costs	(466,173)	—
Net cash provided by financing activities	118,622,577	—

Net Change in Cash	433,322	—
Cash - Beginning of period	88,277	—
Cash - End of period	$521,599	$—

Non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to redemption value	$12,201,276	$—
Valuation of Representative Shares	$132,480	$—
Offering costs included in Accrued offering costs	$70,000	$—
Deferred underwriting fee payable	$3,450,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31, 2023, the Company had not commenced any operations. All activity from inception through March 31, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company will have until 12 months (or up to 18 months from the closing of the Initial Public Offering at the election of the Company pursuant to six one month extensions subject to satisfaction of certain conditions, including the deposit of up to $379,500 ($0.033 per unit) for such one month extension, into the Trust Account, or as extended by the Company’s shareholder in accordance with the Amended and Restated Memorandum and Articles of Association) from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholder (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern and Liquidity

As of March 31, 2023 and December 31, 2022, the Company had $521,599 and $88,277 in cash, respectively, and a working capital surplus of $650,594 and a working capital deficit of $352,489, respectively. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used in fund offering expenses was released to the Company for general working capital purposes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us up to $1,500,000 under Working Capital Loans (see Note 5.)

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until February 14, 2024 (or up to August 14, 2024, as applicable) to consummate a Business Combination. If a Business Combination is not consummated by February 14, 2024, less than one year after the date these unaudited condensed financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 14, 2024. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by February 14, 2024.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s form 10-K as filed with the SEC on March 30, 2023. The interim results for three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

As of March 31, 2023 the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $118,491,047 and $0 and in investments held in the Trust Account as of March 31, 2023 and December 31, 2022, respectively.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Class A Ordinary Shares Subject To Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.25 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of December 31, 2022, Class A ordinary shares subject to possible redemption was $0.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2023, the Class A ordinary shares reflected in the unaudited condensed balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(3,392,500)
Issuance costs allocated to Class A ordinary shares	(5,404,094)
Plus:
Accretion of Class A ordinary shares subject to redemption to redemption amount	12,201,276
Class A ordinary shares subject to possible redemption	$118,404,682

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $5,610,317, consisting of $1,265,000 of cash underwriting fees, $3,450,000 of deferred underwriting fees and $895,317 of other offering costs. As such, the Company recorded $5,404,094 of offering costs as a reduction of temporary equity and $206,223 of offering costs as a reduction of permanent equity.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number ordinary shares outstanding for the period. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Placement Warrants (as defined in Note 4) since the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per share:

	For the three months ended March 31, 2023		For the period from March 11, 2022 (inception) through March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net Income	$275,738	$223,676	$—	$—
Denominator:
Weighted Average Ordinary Shares	6,084,438	4,935,622	—	—
Basic and diluted net income per ordinary shares	$0.05	$0.05	$—	$—

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

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.

The warrants are not precluded from equity classification, and are accounted for as such on the date of issuance, and will be on each condensed balance sheet date thereafter. As the warrants are equity classified, they are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 17, 2022, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 2,875,000 Class B ordinary shares (the “Founder Shares”). On December 22, 2022, the Sponsor subscribed for additional Founder Shares resulting in the issuance of 2,060,622 Class B ordinary shares to the Sponsor for consideration of $206, which remains outstanding as of the date of these condensed financial statements. The Founder Shares included an aggregate of up to 643,777 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 30% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

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

Promissory Note - Related Party

On April 25, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of (i) March 31, 2023 or (ii) the date on which Company consummates the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $300,000 under the Promissory Note. On February 15, 2023, the Company repaid the outstanding balance under the Promissory Note of $300,000 that was borrowed prior to our initial public offering. As of March 31, 2023, there was no borrowings outstanding under the Promissory Note. The Company no longer has the ability to borrow under the Promissory Note.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services during the 12-month period to complete a Business Combination. For the three months ended March 31, 2023, and for the period from March 11, 2022 (inception) through March 31, 2022, the Company incurred expenses of $15,000 and $0, respectively. As of March 31, 2023 and December 31, 2022, $15,000 and $0, respectively was accrued by the Company for expenses incurred under this agreement.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Right of First Refusal

For a period beginning on the closing of the Initial Public Offering and ending 12 months from the closing of a Business Combination, the Company has granted EF Hutton a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(3)(A)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Class A ordinary shares — The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 there were 12,168,875 Class A ordinary shares issued and outstanding, including 11,500,000 Class A ordinary shares subject to possible redemption and classified as temporary equity. The remaining 565,375 shares are classified as permanent equity and are comprised of 565,375 shares included in the Placement Units and 103,500 Representative Shares. As of December 31, 2022, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 4,935,622 Class B Ordinary Shares issued and outstanding. Of the 4,935,622 Class B ordinary shares outstanding, up to 643,777 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 14, 2023, the underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

Warrants — As of March 31, 2023, there were 11,500,000 Public Warrants and 565,375 Placement Warrants outstanding. As of December 31, 2022, there were no warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary shares at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Once the Public Warrants become exercisable, the Company may call the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant,

●	upon not less than 30 days’ prior written notice of redemption given after the Public Warrants become exercisable (the “30-day redemption period”) to each Public Warrant holder; and

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the Public Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the Public Warrant holders.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$118,491,047	$118,491,047	$—	$—

As of December 31, 2022, the Company had no financial assets recorded at fair value.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Pono Capital Three, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mehana Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at sec.report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 11, 2022 (inception) through March 31, 2023 were organizational activities and those necessary to prepare for our Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the for the three months ended March 31, 2023, we had a net income of $499,414, which resulted from a unrealized gain on investments held in Trust Account of $629,683, offset by formation and operating costs of $130,269.

For the for the period from March 11, 2022 (inception) through March 31, 2022, we had a net loss of $338, which consisted of formation and operating costs of $338.

Liquidity, Capital Resources and Going Concern

For the three months ended March 31, 2023, net cash used in operating activities was $314,255, which was due to unrealized gain on investments in the Trust Account of $629,683, offset by our net income of $499,414, and changes in working capital of $183,196.

There were no cash flows from operating activities for the period from March 11, 2022 (inception) through March 31, 2022.

For the three months ended March 31, 2023, net cash used in investing activities was $117,875,000 which was primarily due to the investment of cash in the Trust Account.

There were no cash flows from investing activities for the period from March 11, 2022 (inception) through March 31, 2022.

For the three months ended March 31, 2023, net cash provided by financing activities was $118,622,577, which was due to the proceeds from sale of Placement Units of $5,653,750, proceeds from the sale of units, net of underwriting discount paid of $113,735,000, partially offset by the payment of offering costs of $466,173, and repayment of the Promissory Note of $300,000.

There were no cash flows from financing activities for the period from March 11, 2022 (inception) through March 31, 2022.

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

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until February 14, 2024 (or up to August 14, 2024, as applicable) to consummate a Business Combination. If a Business Combination is not consummated by February 14, 2024, less than one year after the date these unaudited condensed financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 14, 2024. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by February 14, 2024.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

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

Promissory Notes - Related Party

On April 25, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of (i) March 31, 2023 or (ii) the date on which Company consummates the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $300,000 under the Promissory Note. On February 15, 2023, the Company repaid the outstanding balance under the Promissory Note of $300,000 that was borrowed prior to our initial public offering. As of March 31, 2023, there was no borrowings outstanding under the Promissory Note. The Company no longer has the ability to borrow under the Promissory Note.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from March 11, 2022 (inception) through December 31,2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering declared effective by the SEC on February 9, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus of our Initial Public Offering filed with the SEC.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies. Further, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all. The impact of this action and related sanctions on the world economy and the specific impact on our financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our final prospectus declared effective by the SEC on October 12, 2021. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

The risk factor disclosure in our final prospectus as set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations” is replaced in its entirety with the following risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On May 17, 2022, we issued 2,875,000 founder shares to Mehana Capital LLC (the “Sponsor”) and on December 22, 2022, our Sponsor acquired an additional 2,060,622 founder shares for an aggregate purchase price of $25,206, or approximately $0.005 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On February 14, 2023, we consummated the Initial Public Offering of 11,500,000 units (the “Units”), including 1,500,000 Units issued pursuant to the exercise in full of the underwriter’s over-allotment option.. Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value per share (the “Class A Ordinary Shares”) and one warrant of the Company (each, a “Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statements on Form S-1 (File No. 333-268283). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $115,000,000.

As previously reported on a Form 8-K, on February 14, 2023, simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of an aggregate of 565,375 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $5,653,750.

A total of $117,875,000 was deposited in a trust account established for the benefit of the Company’s public shareholders, with Continental Stock Transfer & Trust Company acting as trustee.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PONO CAPITAL THREE, INC.

Date: May 15, 2023	/s/ Davin Kazama
	Name:	Davin Kazama
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	/s/ Gary Miyashiro
	Name:	Gary Miyashiro
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

