Form 10-Q
period 2023-06-30
Pono Capital Three, Inc.
filed 2023-08-10
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41607

PONO CAPITAL THREE, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

As of August 10, 2023, there were 12,168,875 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 4,935,622 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2023, for the three months ended June 30, 2022, and for the period from March 11, 2022 (inception) through June 30, 2022	2
	Unaudited Condensed Statements of Changes in Shareholder’s Equity (Deficit) for the three and six months ended June 30, 2023, for the three months ended June 30, 2022, and for the period from March 11, 2022 (inception) through June 30, 2022	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2023 and for the period from March 11, 2022 (inception) through June 30, 2022	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II - OTHER INFORMATION		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
SIGNATURES		27

PONO CAPITAL THREE, INC.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$283,101	$88,277
Prepaid expenses	219,102	1,372
Total current assets	502,203	89,649
Deferred offering costs	—	368,802
Marketable Securities held in Trust Account	119,917,674	—
Total Assets	$120,419,877	$458,451

Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$57,745	$—
Accrued expenses	28,111	—
Accrued expenses - related party	5,000	—
Accrued offering costs	70,000	142,138
Promissory note - related party	—	300,000
Total current liabilities	160,856	442,138
Deferred underwriting fee payable	3,450,000	—
Total Liabilities	3,610,856	442,138

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 11,500,000 shares at redemption value of $10.42 and $0 per share as of June 30, 2023 and December 31, 2022, respectively	119,817,674	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 668,875 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	67	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,935,622 issued and outstanding	494	494
Additional paid-in capital	—	24,712
Subscription receivable	—	(206)
Accumulated deficit	(3,009,214)	(8,687)
Total Shareholders’ Equity (Deficit)	(3,008,653)	16,313
Total Liabilities and Shareholders’ Equity (Deficit)	$120,419,877	$458,451

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONO CAPITAL THREE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period From March 11, 2022
	Three Months Ended	Three Months Ended	Six Months Ended	(inception) Through
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating and formation costs	$295,817	$1,089	$426,086	$1,427
Loss from operations	(295,817)	(1,089)	$(426,086)	$(1,427)

Other income
Interest income on investments held in Trust Account	1,412,991	—	2,042,674	—
Net income (loss)	$1,117,174	$(1,089)	$1,616,588	$(1,427)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,168,875	—	9,143,464	—
Basic and diluted net income per share, Class A ordinary shares	$0.07	$—	$0.11	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,935,622	1,390,110	4,935,622	698,895
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$—	$0.11	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONO CAPITAL THREE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2023

								Total
	Class A Ordinary		Class B Ordinary		Additional			Shareholders’
	Shares		Shares		Paid-in	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance January 1, 2023	—	$—	4,935,622	$494	$24,712	$(206)	$(8,687)	$16,313
Issuance of Placement Units	565,375	57	—	—	5,653,693	—	—	5,653,750
Issuance of Representative Shares	103,500	10	—	—	132,470	—	—	132,480
Proceeds allocated to Public Warrants	—	—	—	—	3,392,500	—	—	3,392,500
Allocation of Issuance Costs	—	—	—	—	(206,223)	—	—	(206,223)
Accretion Redemption Value of Class A Ordinary Shares	—	—	—	—	(8,997,152)	—	(3,204,124)	(12,201,276)
Net Income	—	—	—	—	—	—	499,414	499,414
Balance at March 31, 2023	668,875	67	4,935,622	494	—	(206)	(2,713,397)	(2,713,042)
Cash received for stock subscription receivable	—	—	—	—	—	206	—	206
Accretion Redemption Value of Class A Ordinary Shares	—	—	—	—	—	—	(1,412,991)	(1,412,991)
Net Income	—	—	—	—	—	—	1,117,174	1,117,174
Balance at June 30, 2023	668,875	$67	4,935,622	$494	$—	$—	$(3,009,214)	$(3,008,653)

FOR THE PERIOD FROM MARCH 11, 2022 (INCEPTION) THROUGH JUNE 30, 2022

	Class A Ordinary		Class B Ordinary		Additional			Total
	Shares		Shares		Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at March 11, 2022 (inception)	—	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(338)	(338)
Balance at March 31, 2022	—	$—	—	$—	$—	$—	$(338)	$(338)
Issuance of Class B ordinary shares to Sponsor	—	—	2,875,000	288	24,712	—	—	25,000
Net loss	—	—	—	—	—	—	(1,089)	(1,089)
Balance at June 30, 2022	—	$—	2,875,000	$288	$24,712	$—	$(1,427)	$23,573

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONO CAPITAL THREE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period From March 11, 2022
	Six Months Ended	(inception) Through
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$1,616,588	$(1,427)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(2,042,674)	—
Changes in operating assets and liabilities:
Prepaid expenses	(217,729)	(4,144)
Accounts payable	57,745	—
Accrued expenses	28,111	—
Accrued expenses - related party	5,000	—
Net cash used in operating activities	(552,959)	(5,571)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(117,875,000)	—
Net cash used in investing activities	(117,875,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from promissory note - related party	—	300,000
Advance from Sponsor for payment of formation costs	—	412
Repayment to Sponsor for payment of formation costs	—	(412)
Proceeds from sale of Placement Units	5,653,750	—
Proceeds from sale of Units, net of underwriting discount paid	113,735,000	—
Proceeds from stock subscriptions received	206	—
Repayment of Promissory note - related party	(300,000)	—
Payment of offering costs	(466,173)	(85,602)
Net cash provided by financing activities	118,622,783	239,398

Net Change in Cash	194,824	233,827
Cash - Beginning of period	88,277	—
Cash - End of period	$283,101	$233,827

Non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to redemption value	$13,614,267	$—
Valuation of Representative Shares	$132,480	$—
Offering costs included in Accrued offering costs	$70,000	$—
Deferred underwriting fee payable	$3,450,000	$—

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

As of June 30, 2023, the Company had not commenced any operations. All activity from inception through June 30, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Going Concern and Liquidity

As of June 30, 2023 and December 31, 2022, the Company had $283,101 and $88,277 in cash, respectively, and a working capital surplus of $341,347 and a working capital deficit of $352,489, respectively. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used in fund offering expenses was released to the Company for general working capital purposes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us up to $1,500,000 under Working Capital Loans (see Note 5.)

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until February 14, 2024 (or up to August 14, 2024, as applicable) to consummate a Business Combination. If a Business Combination is not consummated by February 14, 2024, less than one year after the date these unaudited condensed financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company’s balance of cash held outside of the Trust Account as of June 30, 2023, in conjunction with the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 14, 2024. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by February 14, 2024.

Risks and Uncertainties

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity GAAP and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s form 10-K as filed with the SEC on March 30, 2023. The interim results for three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

As of June 30, 2023 the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $119,917,674 and $0 and in investments held in the Trust Account as of June 30, 2023 and December 31, 2022, respectively.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Class A Ordinary Shares Subject To Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.42 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of December 31, 2022, Class A ordinary shares subject to possible redemption was $0.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2023, the Class A ordinary shares reflected in the unaudited condensed balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(3,392,500)
Issuance costs allocated to Class A ordinary shares	(5,404,093)
Plus:
Accretion of Class A ordinary shares subject to redemption to redemption amount	13,614,267
Class A ordinary shares subject to possible redemption	$119,817,674

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

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per share:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2023		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net Income (loss)	$794,806	$322,368	$—	$(1,089)
Denominator:
Weighted Average Ordinary Shares	12,168,875	4,935,622	—	1,390,110
Basic and diluted net income per ordinary shares	$0.07	$0.07	$—	$—

	For the Six Months Ended		For the Period From March 11, 2022 (inception) Through
	June 30, 2023		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net Income (loss)	$1,049,870	$566,718	$—	$(1,427)
Denominator:
Weighted Average Ordinary Shares	9,143,464	4,935,622	—	698,895
Basic and diluted net income per ordinary shares	$0.11	$0.11	$—	$—

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 17, 2022, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 2,875,000 Class B ordinary shares (the “Founder Shares”). On December 22, 2022, the Sponsor subscribed for additional Founder Shares resulting in the issuance of 2,060,622 Class B ordinary shares to the Sponsor for consideration of $206. The Founder Shares included an aggregate of up to 643,777 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 30% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

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

Promissory Note - Related Party

On April 25, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of (i) March 31, 2023 or (ii) the date on which Company consummates the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $300,000 under the Promissory Note. On February 15, 2023, the Company repaid the outstanding balance under the Promissory Note of $300,000 that was borrowed prior to our initial public offering. As of June 30, 2023, there was no borrowings outstanding under the Promissory Note. As of December 31, 2022, the outstanding balance under the Promissory Note was $300,000. The Company no longer has the ability to borrow under the Promissory Note.

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services during the 12-month period to complete a Business Combination. For the three months ended June 30, 2023, and the three months ended June 30, 2022, the Company incurred expenses of $30,000 and $0, respectively. For the six months ended June 30, 2023, and for the period from March 11, 2022 (inception) through June 30, 2022, the Company incurred expenses of $45,000 and $0, respectively. As of June 30, 2023 and December 31, 2022, there was $5,000 and $0 accrued for by the Company for expenses incurred under this agreement.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of the initial Business Combination. The Units would be identical to the Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, there was no borrowings outstanding under the related party loans.

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

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 there were 12,168,875 Class A ordinary shares issued and outstanding, including 11,500,000 Class A ordinary shares subject to possible redemption and classified as temporary equity. The remaining 668,875 shares are classified as permanent equity and are comprised of 565,375 shares included in the Placement Units and 103,500 Representative Shares. As of December 31, 2022, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 4,935,622 Class B Ordinary Shares issued and outstanding. Of the 4,935,622 Class B ordinary shares outstanding, up to 643,777 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 14, 2023, the underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants — As of June 30, 2023, there were 11,500,000 Public Warrants and 565,375 Placement Warrants outstanding. As of December 31, 2022, there were no warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary shares at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Marketable Securities held in Trust Account:
U.S. Treasury Securities	$119,917,674	$119,917,674	$—	$—

As of December 31, 2022, the Company had no financial assets measured at fair value on a recurring basis.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and six months ended June 30, 2023 were organizational activities and those necessary to prepare for our Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $1,117,174, which resulted from interest income on investments held in Trust Account of $1,412,991, offset by formation and operating costs of $295,817.

For the three months ended June 30, 2022, we had a net loss of $1,089, which consisted of formation and operating costs of $1,089.

For the six months ended June 30, 2023, we had a net income of $1,616,588, which resulted from interest income on investments held in Trust Account of $2,042,674, offset by formation and operating costs of $426,086.

For the period from March 11, 2022 (inception) through June 30, 2022, we had a net loss of $1,427, which consisted of formation and operating costs of $1,427.

Liquidity, Capital Resources and Going Concern

For the six months ended June 30, 2023, net cash used in operating activities was $552,959, which was due to interest income on investments in the Trust Account of $2,042,674, and changes in working capital of $126,873, offset by our net income of $1,616,588.

For the period from March 11, 2022 (inception) through June 30, 2022, net cash used in operating activities was $5,571, which was due to our net loss of $1,427, and changes in working capital of $4,144.

For the six months ended June 30, 2023, net cash used in investing activities was $117,875,000 which was primarily due to the investment of cash in the Trust Account.

There were no cash flows from investing activities for the period from March 11, 2022 (inception) through June 30, 2022.

For the six months ended June 30, 2023, net cash provided by financing activities was $118,622,783, which was due to the proceeds from sale of Placement Units of $5,653,750, proceeds from the sale of units, net of underwriting discount paid of $113,735,000, proceeds from stock subscriptions received of $206, partially offset by the payment of offering costs of $466,173, and repayment of the Promissory Note of $300,000.

For the period from March 11, 2022 (inception) through June 30, 2022, net cash provided by financing activities was $239,398, which was due to the proceeds from the promissory note - related party of $300,000 and the proceeds from the issuance of Class B ordinary shares to the Sponsor of $25,000, partially offset by the payment of offering costs of $85,602.

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

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until February 14, 2024 (or up to August 14, 2024, as applicable) to consummate a Business Combination. If a Business Combination is not consummated by February 14, 2024, less than one year after the date these unaudited condensed financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company’s balance of cash held outside of the Trust Account as of June 30, 2023, in conjunction with the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 14, 2024. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by February 14, 2024.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

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

Promissory Notes - Related Party

On April 25, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of (i) March 31, 2023 or (ii) the date on which Company consummates the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $300,000 under the Promissory Note. On February 15, 2023, the Company repaid the outstanding balance under the Promissory Note of $300,000 that was borrowed prior to our initial public offering. As of June 30, 2023, there was no borrowings outstanding under the Promissory Note. As of December 31, 2022, the outstanding balance under the Promissory Note was $300,000. The Company no longer has the ability to borrow under the Promissory Note.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from March 31, 2023 through June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PONO CAPITAL THREE, INC.

Date: August 10, 2023		/s/ Davin Kazama
	Name:	Davin Kazama
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023		/s/ Gary Miyashiro
	Name:	Gary Miyashiro
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

