Form 10-Q
period 2023-09-30
Pono Capital Three, Inc.
filed 2023-11-16
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-41607

PONO CAPITAL THREE, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

643 Ilalo St.., #102 Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

(808) 892-6611

(Registrant’s telephone number, including area code)

Not applicable

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

As of November 14, 2023, there were 12,168,875 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 4,935,622 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

		Page
PART 1 - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023, for the three months ended September 30, 2022, and for the period from March 11, 2022 (inception) through September 30, 2022	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholder’s Equity (Deficit) for the three and nine months ended September 30, 2023, for the three months ended September 30, 2022, and for the period from March 11, 2022 (inception) through September 30, 2022	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and for the period from March 11, 2022 (inception) through September 30, 2022	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity	31
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

SIGNATURES		33

i

PONO CAPITAL THREE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$68,282	$88,277
Prepaid expenses	154,362	1,372
Total current assets	222,644	89,649
Deferred offering costs	—	368,802
Marketable Securities held in Trust Account	121,479,815	—
Total Assets	$121,702,459	$458,451

Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$354,495	$—
Accrued expenses	59,270	—
Accrued expenses - related party	10,000	—
Accrued offering costs	70,000	142,138
Promissory note - related party	—	300,000
Income tax payable	757,011	—
Total current liabilities	1,250,776	442,138
Deferred underwriting fee payable	3,450,000	—
Forward Purchase Agreement	8,890,000	—
Total Liabilities	13,590,776	442,138

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 11,500,000 and 0 shares at redemption value of $10.49 and $0 per share as of September 30, 2023 and December 31, 2022, respectively	120,622,804	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 668,875 shares issued and outstanding and 0 shares issued and outstanding (excluding 11,500,000 and 0 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	67	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,935,622 issued and outstanding	494	494
Additional paid-in capital	—	24,712
Subscription receivable	—	(206)
Accumulated deficit	(12,511,682)	(8,687)
Total Shareholders’ Equity (Deficit)	(12,511,121)	16,313
Total Liabilities and Shareholders’ Equity (Deficit)	$121,702,459	$458,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL THREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	For the Period From March 11, 2022 (inception) Through September 30, 2022
Operating and formation costs	$612,468	$1,420	$1,038,554	$2,847
Loss from operations	(612,468)	(1,420)	(1,038,554)	(2,847)

Other income (expenses)
Interest income on investments held in Trust Account	1,562,141	—	3,604,815	—
Change in fair value of Forward Purchase Agreement	(80,000)	—	(80,000)	—
Total other income (expense)	1,482,141	—	3,524,815	—

Income (loss) before income taxes	869,673	(1,420)	2,486,261	(2,847)
Income tax expense	(757,011)	—	(757,011)	—
Net Income (loss)	$112,662	$(1,420)	$1,729,250	$(2,847)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,168,875	—	10,163,016	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.01	$—	$0.12	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,935,622	2,875,000	4,935,622	1,432,234
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.01	$—	$0.12	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL THREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance at January 1, 2023	—	$—	4,935,622	$494	$24,712	$(206)	$(8,687)	$16,313
Issuance of Placement Units	565,375	57	—	—	5,653,693	—	—	5,653,750
Issuance of Representative Shares	103,500	10	—	—	132,470	—	—	132,480
Proceeds allocated to Public Warrants	—	—	—	—	3,392,500	—	—	3,392,500
Allocation of Issuance Costs	—	—	—	—	(206,223)	—	—	(206,223)
Accretion Redemption Value of Class A Ordinary Shares	—	—	—	—	(8,997,152)	—	(3,204,124)	(12,201,276)
Net Income	—	—	—	—	—	—	499,414	499,414
Balance at March 31, 2023	668,875	67	4,935,622	494	—	(206)	(2,713,397)	(2,713,042)
Cash received for stock subscription receivable	—	—	—	—	—	206	—	206
Accretion Redemption Value of Class A Ordinary Shares	—	—	—	—	—	—	(1,412,991)	(1,412,991)
Net Income	—	—	—	—	—	—	1,117,174	1,117,174
Balance at June 30, 2023	668,875	67	4,935,622	494	—	—	(3,009,214)	(3,008,653)
Forward Purchase Agreement	—	—	—	—	—	—	(8,810,000)	(8,810,000)
Accretion Redemption Value of Class A Ordinary Shares	—	—	—	—	—	—	(805,130)	(805,130)
Net Income	—	—	—	—	—	—	112,662	112,662
Balance at September 30, 2023	668,875	$67	4,935,622	$494	$—	$—	$(12,511,682)	$(12,511,121)

FOR THE PERIOD FROM MARCH 11, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at March 11, 2022 (inception)	—	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(338)	(338)
Balance at March 31, 2022	—	—	—	—	—	—	(338)	(338)
Issuance of Class B ordinary shares to Sponsor	—	—	2,875,000	288	24,712	—	—	25,000
Net loss	—	—	—	—	—	—	(1,089)	(1,089)
Balance at June 30, 2022	—	—	2,875,000	288	24,712	—	(1,427)	23,573
Net loss	—	—	—	—	—	—	(1,420)	(1,420)
Balance at September 30, 2022	—	$—	2,875,000	$288	$24,712	$—	$(2,847)	$22,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL THREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2023	For the Period From March 11, 2022 (inception) Through September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$1,729,250	$(2,847)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(3,604,815)	—
Change in fair value of Forward Purchase Agreement	80,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(152,989)	(2,882)
Accounts payable	354,495	—
Accrued expenses	59,270	—
Accrued expenses - related party	10,000	—
Income tax payable	757,011	—
Net cash used in operating activities	(767,778)	(5,729)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(117,875,000)	—
Net cash used in investing activities	(117,875,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from promissory note - related party	—	300,000
Advance from Sponsor for payment of formation costs	—	412
Repayment to Sponsor for payment of formation costs	—	(412)
Proceeds from sale of Placement Units	5,653,750	—
Proceeds from sale of Units, net of underwriting discount paid	113,735,000	—
Proceeds from stock subscriptions received	206	—
Repayment of Promissory note - related party	(300,000)	—
Payment of offering costs	(466,173)	(112,351)
Net cash provided by financing activities	118,622,783	212,649

Net Change in Cash	(19,995)	206,920
Cash - Beginning of period	88,277	—
Cash - End of period	$68,282	$206,920

Non-cash investing and financing activities:
Initial measurement of forward purchase options liabilities	$8,810,000	$—
Accretion of Class A ordinary shares subject to redemption value	$14,419,398	$—
Valuation of Representative Shares	$132,480	$—
Offering costs included in Accrued offering costs	$70,000	$92,094
Deferred underwriting fee payable	$3,450,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2023, the Company had not commenced any operations. All activity from inception through September 30, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern and Liquidity

As of September 30, 2023 and December 31, 2022, the Company had $68,282 and $88,277 in cash, respectively, and a working capital deficit of $271,121 and $352,489, respectively. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed consolidated financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used in fund offering expenses was released to the Company for general working capital purposes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us up to $1,500,000 under Working Capital Loans (see Note 5.)

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until February 14, 2024 (or up to August 14, 2024, as applicable) to consummate a Business Combination. If a Business Combination is not consummated by February 14, 2024, less than one year after the date these unaudited condensed consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company’s balance of cash held outside of the Trust Account as of September 30, 2023, in conjunction with the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 14, 2024. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by February 14, 2024.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Combination Agreement

On August 15, 2023, the Company, entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Pono Three Merger Acquisitions Corp., a British Columbia company and wholly-owned subsidiary of the Company (“Merger Sub”) and Robinson Aircraft Ltd., d/b/a Horizon Aircraft (“Horizon”). Horizon is an innovative aerospace company building an operationally ready eVTOL (hybrid-electric Vertical Takeoff and Landing) aircraft.

Pursuant to the Business Combination Agreement, prior to the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), the Company will redomesticate as a British Columbia company (the “SPAC Continuance”), and at the Closing, Merger Sub will amalgamate (the “Amalgamation,” together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”) with Horizon (the resulting company, “Amalco”), with Amalco being the wholly-owned subsidiary of the Company.

As consideration for the Amalgamation, the holders of Horizon common shares collectively will be entitled to receive from the Company, in the aggregate, a number of Company Class A ordinary shares equal to (the “Exchange Consideration”) the quotient derived from dividing (a) the difference of (i) Ninety-six Million Dollars ($96,000,000) minus (ii) the Closing Net Indebtedness, by (b) the Redemption Price (as defined below), with each Horizon shareholder receiving, for each Horizon share held, a number of Company Class A ordinary shares equal to such shareholder’s pro rata portion of the Exchange Consideration. Each outstanding option to purchase Horizon common stock shall be cancelled or exercised prior to the Closing.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Exchange Consideration otherwise payable to Horizon shareholders is subject to the withholding of a number of Company ordinary shares equal to (i) three percent (3.0%) of the Exchange Consideration to be placed in escrow for post-closing adjustments (if any) to the Exchange Consideration, and (ii) such number of additional number of Company ordinary shares equal a maximum of the quotient derived from dividing (i) Eight Million Dollars ($8,000,000) by (ii) the redemption price per share (the “Redemption Price”) as defined in the Amended and Restated Memorandum and Articles of Association (the “Incentive Shares”), provided such Incentive Shares are allotted and issued on or prior to the Closing Date to such third parties as Horizon and the Company may agree (A) in connection with post-closing financing structures in the form of a PIPE, convertible debt, forward purchase agreement, backstop, or equity line of credit; or (B) to one or more existing holders of Company ordinary shares as an inducement for them not to proceed with a redemption, subject to certain restrictions.

The Exchange Consideration is subject to adjustment after the Closing based on confirmed amounts of the Closing Net Indebtedness as of the Closing Date. If the adjustment is a negative adjustment in favor of the Company, the escrow agent shall distribute to the Company a number of Company Class A ordinary shares with a value equal to the absolute value of the adjustment amount. If the adjustment is a positive adjustment in favor of Horizon, the Company will issue to the Horizon shareholders an additional number Company Class A ordinary shares with a value equal to the adjustment amount.

Unless waived by Horizon, the obligations of Horizon to consummate the Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (a) the representations and warranties of the Company being true and correct as of the date of the Business Combination Agreement and as of the Closing (subject to Material Adverse Effect); (b) the Company having performed in all material respects the respective obligations and complied in all material respects with their respective covenants and agreements under the Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (c) absence of any Material Adverse Effect with respect to the Company since the date of the Business Combination Agreement which is continuing and uncured; (d) minimum cash available after payment of SPAC expenses and redemptions of $5,000,000; and (e) the Escrow Agreement and the Registration Rights Agreement being executed and delivered. “Initial Investments” are the gross proceeds from any subscriptions from Horizon’s current investors or their affiliates to purchase Company Class A ordinary shares prior to Closing.

Unless waived by the Company, the obligations of the Company and Merger Sub to consummate the Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (a) the representations and warranties of Horizon being true and correct as of the date of the Business Combination Agreement and as of the Closing (subject to Material Adverse Effect); (b) Horizon having performed in all material respects the respective obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (c) absence of any Material Adverse Effect with respect to Horizon as a whole since the date of the Business Combination Agreement which is continuing and uncured; and (d) each Lock-Up Agreement, the Non-Competition Agreement, the Escrow Agreement, the Registration Rights Agreement, and employment agreements with specified employees being executed and delivered.

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including:

●	by mutual agreement;

●	for the other party’s uncured breach;

●	if there is a government order preventing the Closing;

●	by either party if the Closing does not occur by February 14, 2024, subject to extension by the Company in connection with an Extension of the time period for it to close a business combination transaction;

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

●	by the Company if there has been an event after the signing of the Business Combination Agreement that has had a Material Adverse Effect on Horizon that is continuing and uncured;

●	by Horizon if there has been an event after the signing of the Business Combination Agreement that has had a Material Adverse Effect on the Company that is continuing and uncured;

●	by the Company or Horizon if the Company’s shareholders vote and do not approve the transactions contemplated by the Business Combination Agreement; and

●	by the Company if a fairness opinion or third-party valuation is required by SEC rules or regulations, and the Company is unable to obtain such opinion or valuation supporting the terms contemplated hereunder after commercially reasonable best efforts to obtain such opinion or valuation.

In connection with the Business Combination, the Company and Horizon entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”) and (iii) Meteora Strategic Capital, LLC (“MSC”) (with MCP, MSTO and MSC collectively referred to as the “Seller” or “Meteora”) (the “Forward Purchase Agreement” or “Confirmation”) for OTC Equity Prepaid Forward Transactions. Pursuant to the terms of the Forward Purchase Agreement, the Seller intends, but is not obligated, to purchase up to 9.9% of the total Company Class A ordinary shares, par value $0.0001 per share, of the Company outstanding following the closing of the Business Combination concurrently with the Closing pursuant to the Seller’s FPA Funding Amount PIPE Subscription Agreement (as defined below), less the number of Pono Class A ordinary shares purchased by the Seller separately from third parties through a broker in the open market (“Recycled Shares”). The Forward Purchase Agreement is within the scope of ASC 480-10 due to the obligation to repurchase the Company’s equity shares and transfer cash. Accordingly, the initial fair value will be booked on the balance sheet and any changes in value will be recognized in earnings in the period of remeasurement.

On August 15, 2023, the Company entered into a subscription agreement (the “FPA Funding Amount Subscription Agreement”) with Seller. Pursuant to the FPA Funding Subscription Agreement, Seller agreed to subscribe for and purchase, and the Company agreed to issue and sell to Seller, on the Closing Date at a price of $10.00 per share, an aggregate of up to the Maximum Amount, less the Recycled Shares in connection with the Forward Purchase Agreements.

On September 13, 2023, the Company filed a registration statement on Form S-4 with the SEC relating to the Business Combination with Horizon.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Principles of Consolidation and Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC March 30, 2023. The interim results for three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of September 30, 2023 and December 31, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. Items which involve management to exercise significant judgment include determining the fair value of forward purchase options, warrants, and the allocation of offering cost.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Investments Held in Trust Account

As of September 30, 2023 the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the unaudited condensed consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $121,479,815 and $0 and in investments held in the Trust Account as of September 30, 2023 and December 31, 2022, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands. As the company redomiciled from Delaware to the Cayman Islands, the company remains taxable as a U.S. corporation under Internal Revenue Code Section 7874. Consequently, income taxes are reflected in the Company’s unaudited condensed financial statements.

Class A Ordinary Shares Subject To Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.49 per share as of September 30, 2023) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of December 31, 2022, Class A ordinary shares subject to possible redemption was $0.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2023, the Class A ordinary shares reflected in the unaudited condensed consolidated balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(3,392,500)
Issuance costs allocated to Class A ordinary shares	(5,404,094)
Plus:
Accretion of Class A ordinary shares subject to redemption to redemption amount	14,419,398
Class A ordinary shares subject to possible redemption	$120,622,804

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. During the nine months ended September 30, 2023, the Company incurred offering costs amounting to $5,610,317, consisting of $1,265,000 of cash underwriting fees, $3,450,000 of deferred underwriting fees and $895,317 of other offering costs. As such, the Company recorded $5,404,094 of offering costs as a reduction of temporary equity and $206,223 of offering costs as a reduction of permanent equity.

Net Income (loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number ordinary shares outstanding for the period. Therefore, the income (loss) per share calculation allocates income (loss) shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Placement Warrants (as defined in Note 4) since the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$80,153	$32,509	$—	$(1,420)
Denominator:
Weighted Average Ordinary Shares	12,168,875	4,935,622	—	2,875,000
Basic and diluted net income (loss) per ordinary shares	$0.01	$0.01	$0.00	$0.00

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended September 30, 2023		For the period from March 11, 2022 (inception) through September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,163,972	$565,278	$—	$(2,847)
Denominator:
Weighted Average Ordinary Shares	10,163,016	4,935,622	—	1,432,234
Basic and diluted net income (loss) per ordinary shares	$0.12	$0.12	$0.00	$(0.00)

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

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 8 for additional information on assets and liabilities measured at fair value.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

The Forward Purchase Agreement (described in Note 1) is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s unaudited condensed consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation model.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations.

The warrants are not precluded from equity classification, and are accounted for as such on the date of issuance, and will be on each unaudited condensed consolidated balance sheet date thereafter. As the warrants are equity classified, they are initially measured at fair value (or allocated value). The fair value of the public warrants was measured using a Monte Carlo simulation model and the fair value of the private warrants was measured using a Black-Scholes Model. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Promissory Note - Related Party

On April 25, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of (i) March 31, 2023 or (ii) the date on which Company consummates the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $300,000 under the Promissory Note. On February 15, 2023, the Company repaid the outstanding balance under the Promissory Note of $300,000 that was borrowed prior to our initial public offering. As of September 30, 2023, there was no borrowings outstanding under the Promissory Note. As of December 31, 2022, the outstanding balance under the Promissory Note was $300,000. The Company no longer has the ability to borrow under the Promissory Note.

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services during the 12-month period to complete a Business Combination. For the three months ended September 30, 2023, and the three months ended September 30, 2022, the Company incurred expenses of $30,000 and $0, respectively. For the nine months ended September 30, 2023, and for the period from March 11, 2022 (inception) through September 30, 2022, the Company incurred expenses of $75,000 and $0, respectively. As of September 30, 2023 and December 31, 2022, there was $10,000 and $0 accrued for by the Company for expenses incurred under this agreement.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of the initial Business Combination. The Units would be identical to the Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023, and December 31, 2022, there was no borrowings outstanding under the related party loans. Subsequent to September 30, 2023, the Company borrowed $175,000 under the related party loans.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The initial measurement of the fair value of the Representative Shares was determined using the market approach to value the subject interest. Based on the indication of fair value using the market approach, the Company determined the fair value of the Representative Shares to be $1.28 per share or $132,480 (for the 103,500 Representative Shares issued) as of the date of the Initial Public Offering (which is also the grant date). During the nine months ended September 30, 2023, $132,480 was recorded as an offering cost with a corresponding entry to permanent shareholders’ equity.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 there were 12,168,875 Class A ordinary shares issued and outstanding, including 11,500,000 Class A ordinary shares subject to possible redemption and classified as temporary equity. The remaining 668,875 shares are classified as permanent equity and are comprised of 565,375 shares included in the Placement Units and 103,500 Representative Shares. As of December 31, 2022, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 4,935,622 Class B Ordinary Shares issued and outstanding. Of the 4,935,622 Class B ordinary shares outstanding, up to 643,777 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 14, 2023, the underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

Warrants — As of September 30, 2023, there were 11,500,000 Public Warrants and 565,375 Placement Warrants outstanding. As of December 31, 2022, there were no warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary shares at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Marketable Securities held in Trust Account:
U.S. Treasury Securities	$121,479,815	$121,479,815	$—	$—
Liabilities
Derivative liabilities - Forward Purchase Agreement	$8,890,000	$—	$—	$8,890,000

As of December 31, 2022, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

PONO CAPITAL THREE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of September 30, 2023	As of August 15, 2023
Redemption Price	$10.55	$10.43
Stock price	$10.55	$10.49
Volatility	57.0%	56.0%
Term (years)	2.87	3.00
Risk-free rate	4.83%	4.64%

The change in the fair value of the assets and liabilities, measured with Level 3 inputs, for the nine months ended September 30, 2023 is summarized as follows:

Fair value as of (inception) August 15, 2023	$8,810,000
Change in fair value of derivative liabilities[1]	80,000
Fair value as of September 30, 2023	$8,890,000

[1]	Reflected in Change in fair value of Forward Purchase Agreement on the condensed consolidated statements of operations.

The estimated fair value of the Forward Purchase Agreement was measured at fair value using a Monte Carlo simulation model, which was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

NOTE 9. INCOME TAX

The Company's effective tax rate for the three and nine months ended September 30, 2023, was 87.0% and 30.4%, respectively. The Company’s effective tax rate for both the three months ended September 30, 2022, and for the period from March 11, 2022 (inception) through September 30, 2022, was 0%. The Company's effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities, non-deductible transaction costs and the valuation allowance on the deferred tax assets for the three and nine months ended September 30, 2023. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the Company recording a full valuation allowance on deferred tax asset for the three months ended September 30, 2022, and for the period from March 11, 2022 (inception) through September 30, 2022.

The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2023, and for the three months ended September 30, 2022, and for the period from March 11, 2022 (inception) through September 30, 2022. The Company believes that, at this time, the use of the discrete method is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements was issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated unaudited financial statements.

The Company borrowed $175,000 under the related party loans to cover ongoing operations in connection with the Business Combination on October 3, 2023.

The Company filed Amendment No. 1 to Form S-4 in connection with the Business Combination with the SEC on October 23, 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Pono Capital Three, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mehana Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Business Combination Agreement

On August 15, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Pono Three Merger Acquisitions Corp., a British Columbia company and wholly-owned subsidiary of Pono (“Merger Sub”) and Robinson Aircraft Ltd., d/b/a Horizon Aircraft (“Horizon”).

Pursuant to the Business Combination Agreement, prior to the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), the Company will redomesticate as a British Columbia company (the “SPAC Continuance”), and at the Closing, Merger Sub will amalgamate (the “Amalgamation,” together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”) with Horizon (the resulting company, “Amalco”), with Amalco being the wholly-owned subsidiary of the Company.

As consideration for the Amalgamation, the holders of Horizon common shares collectively will be entitled to receive from the Company, in the aggregate, a number of Company Class A ordinary shares equal to (the “Exchange Consideration”) the quotient derived from dividing (a) the difference of (i) Ninety-six Million Dollars ($96,000,000) minus (ii) the Closing Net Indebtedness, by (b) the Redemption Price (as defined below), with each Horizon shareholder receiving, for each Horizon share held, a number of Company Class A ordinary shares equal to such shareholder’s pro rata portion of the Exchange Consideration. Each outstanding option to purchase Horizon common stock shall be cancelled or exercised prior to the Closing.

The Exchange Consideration otherwise payable to Horizon shareholders is subject to the withholding of a number of Company ordinary shares equal to (i) three percent (3.0%) of the Exchange Consideration to be placed in escrow for post-closing adjustments (if any) to the Exchange Consideration, and (ii) such number of additional number of Company ordinary shares equal a maximum of the quotient derived from dividing (i) Eight Million Dollars ($8,000,000) by (ii) the redemption price per share (the “Redemption Price”) as defined in the Amended and Restated Memorandum and Articles of Association (the “Incentive Shares”), provided such Incentive Shares are allotted and issued on or prior to the Closing Date to such third parties as Horizon and the Company may agree (A) in connection with post-closing financing structures in the form of a PIPE, convertible debt, forward purchase agreement, backstop, or equity line of credit; or (B) to one or more existing holders of Company ordinary shares as an inducement for them not to proceed with a redemption, subject to certain restrictions.

The Exchange Consideration is subject to adjustment after the Closing based on confirmed amounts of the Closing Net Indebtedness as of the Closing Date. If the adjustment is a negative adjustment in favor of the Company, the escrow agent shall distribute to the Company a number of Company Class A ordinary shares with a value equal to the absolute value of the adjustment amount. If the adjustment is a positive adjustment in favor of Horizon, the Company will issue to the Horizon shareholders an additional number of Company Class A ordinary shares with a value equal to the adjustment amount.

Unless waived by Horizon, the obligations of Horizon to consummate the Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (a) the representations and warranties of the Company being true and correct as of the date of the Business Combination Agreement and as of the Closing (subject to Material Adverse Effect); (b) the Company having performed in all material respects the respective obligations and complied in all material respects with their respective covenants and agreements under the Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (c) absence of any Material Adverse Effect with respect to the Company since the date of the Business Combination Agreement which is continuing and uncured; (d) minimum cash available after payment of SPAC expenses and redemptions of $5,000,000; and (e) the Escrow Agreement and the Registration Rights Agreement being executed and delivered. “Initial Investments” are the gross proceeds from any subscriptions from Horizon’s current investors or their affiliates to purchase Company Shares prior to Closing.

Unless waived by the Company, the obligations of the Company and Merger Sub to consummate the Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (a) the representations and warranties of Horizon being true and correct as of the date of the Business Combination Agreement and as of the Closing (subject to Material Adverse Effect); (b) Horizon having performed in all material respects the respective obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (c) absence of any Material Adverse Effect with respect to Horizon as a whole since the date of the Business Combination Agreement which is continuing and uncured; and (d) each Lock-Up Agreement, the Non-Competition Agreement, the Escrow Agreement, the Registration Rights Agreement, and employment agreements with specified employees being executed and delivered.

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including:

●	by mutual agreement;

●	for the other party’s uncured breach;

●	if there is a government order preventing the Closing;

●	by either party if the Closing does not occur by February 14, 2024, subject to extension by the Company in connection with an Extension of the time period for it to close a business combination transaction;

●	by the Company if there has been an event after the signing of the Business Combination Agreement that has had a Material Adverse Effect on Horizon that is continuing and uncured;

●	by Horizon if there has been an event after the signing of the Business Combination Agreement that has had a Material Adverse Effect on Pono that is continuing and uncured;

●	by the Company or Horizon if the Company stockholders vote and do not approve the transactions contemplated by the Business Combination Agreement; and

●	by the Company if a fairness opinion or third-party valuation is required by SEC rules or regulations, and Pono is unable to obtain such opinion or valuation supporting the terms contemplated hereunder after commercially reasonable best efforts to obtain such opinion or valuation.

In connection with the Business Combination, the Company and Horizon entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”) and (iii) Meteora Strategic Capital, LLC (“MSC”) (with MCP, MSTO and MSC collectively referred to as the “Seller” or “Meteora”) (the “Forward Purchase Agreement” or “Confirmation”) for OTC Equity Prepaid Forward Transactions. Pursuant to the terms of the Forward Purchase Agreement, the Seller intends, but is not obligated, to purchase up to 9.9% of the total Company Class A ordinary shares, par value $0.0001 per share, of Company outstanding following the closing of the Business Combination concurrently with the Closing pursuant to the Seller’s FPA Funding Amount PIPE Subscription Agreement (as defined below), less the number of Company Common Shares purchased by the Seller separately from third parties through a broker in the open market (“Recycled Shares”). The Forward Purchase Agreement is within the scope of ASC 480-10 due to the obligation to repurchase the issuer’s equity shares and transfer cash. Accordingly, the initial fair value will be booked on the balance sheet and any changes in value will be recognized in earnings in the period of remeasurement.

On August 15, 2023, the Company entered into a subscription agreement (the “FPA Funding Amount Subscription Agreement”) with Seller. Pursuant to the FPA Funding Subscription Agreement, Seller agreed to subscribe for and purchase, and Pono agreed to issue and sell to Seller, on the Closing Date at a price of $10.00 per share, an aggregate of up to the Maximum Amount, less the Recycled Shares in connection with the Forward Purchase Agreements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and nine months ended September 30, 2023 were organizational activities, and since the closing of our Initial Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $112,662, which resulted from an unrealized gain on investments held in Trust Account of $1,562,141, partially offset by $80,000 of change in fair value of forward purchase options liabilities, income tax expense of $757,011 and formation and operating costs of $612,468.

For the three months ended September 30, 2022, we had a net loss of $1,420, which consisted of formation and operating costs of $1,420.

For the nine months ended September 30, 2023, we had a net income of $1,729,250, which resulted from an unrealized gain on investments held in Trust Account of $3,604,815, partially offset by $80,000 of change in fair value of forward purchase options liabilities, income tax expense of $757,011 and formation and operating costs of $1,038,554.

For the period from March 11, 2022 (inception) through September 30, 2022, we had a net loss of $2,847, which consisted of formation and operating costs of $2,847.

Liquidity, Capital Resources and Going Concern

For the nine months ended September 30, 2023, net cash used in operating activities was $767,778, which was due to unrealized gain on investments in the Trust Account of $3,604,815, partially offset by $80,000 of change in fair value of Forward Purchase Agreement, our net income of $1,729,250, and changes in working capital of $1,027,787.

For the period from March 11, 2022 (inception) through September 30, 2022, net cash used in operating activities was $5,729, which was due to our net loss of $2,847, and changes in working capital of $2,882.

For the nine months ended September 30, 2023, net cash used in investing activities was $117,875,000 which was due to the investment of cash in the Trust Account.

There were no cash flows from investing activities for the period from March 11, 2022 (inception) through September 30, 2022.

For the nine months ended September 30, 2023, net cash provided by financing activities was 118,622,783, which was due to the proceeds from sale of Placement Units of $5,653,750, proceeds from the sale of units, net of underwriting discount paid of $113,735,000, proceeds from stock subscriptions received of $206, partially offset by the payment of offering costs of $466,173, and repayment of the Promissory Note of $300,000.

For the period from March 11, 2022 (inception) through September 30, 2022, net cash provided by financing activities was $212,649, which was due to the proceeds from the promissory note - related party of $300,000 and the proceeds from the issuance of Class B ordinary shares to the Sponsor of $25,000, partially offset by the payment of offering costs of $112,351.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. The Company cannot provide any assurance that additional financing will be available to it on commercially acceptable terms, if at all.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until February 14, 2024 (or up to August 14, 2024, as applicable) to consummate a Business Combination. However, there can be no assurance that the Company will have access to sufficient capital to extend the deadline to consummate an initial business company. If an initial business combination is not consummated by February 14, 2024 (or up to August 14, 2024, as applicable), less than one year after the date these unaudited condensed consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company’s balance of cash held outside of the Trust Account as of September 30, 2023, in conjunction with the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 14, 2024. The Company intends to complete the initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by February 14, 2024 (or up to August 14, 2024, as applicable).

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

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

Promissory Notes - Related Party

On April 25, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of (i) March 31, 2023 or (ii) the date on which Company consummates the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $300,000 under the Promissory Note. On February 15, 2023, the Company repaid the outstanding balance under the Promissory Note of $300,000 that was borrowed prior to our initial public offering. As of September 30, 2023, there was no borrowings outstanding under the Promissory Note. As of December 31, 2022, the outstanding balance under the Promissory Note was $300,000. The Company no longer has the ability to borrow under the Promissory Note.

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

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

Forward Purchase Agreement

The Forward Purchase Agreement is recognized as a derivative liability in accordance with ASC 815. Accordingly, we recognize the instrument as an asset or liability at fair value and with changes in fair value recognized in our consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation model, which was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. Any changes in these assumptions can change the valuation significantly.

Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Net Income (loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

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

There are no assurances that we will consummate our recently announced Business Combination with Horizon.

On August 15, 2023, the Company entered into a Business Combination Agreement by and among the Company, Merger Sub and Horizon. Pursuant to the Business Combination Agreement, prior to the Closing, the Company will redomesticate as a British Columbia company, and at the Closing, Merger Sub will amalgamate with Horizon (the “Amalgamation” and the resulting company, “Amalco”), with Amalco being the wholly-owned subsidiary of the Company. As consideration for the Amalgamation, the holders of Horizon common shares collectively will be entitled to receive from the Company, in the aggregate, a number of Company Class A ordinary shares equal to (the “Exchange Consideration”) the quotient derived from dividing (a) the difference of (i) Ninety-six Million Dollars ($96,000,000) minus (ii) the Closing Net Indebtedness, by (b) the Redemption Price (as defined below), with each Horizon shareholder receiving, for each Horizon share held, a number of Company Class A ordinary shares equal to such shareholder’s pro rata portion of the Exchange Consideration. Each outstanding option to purchase Horizon common stock shall be cancelled or exercised prior to the Closing.

The Exchange Consideration otherwise payable to Horizon shareholders is subject to the withholding of a number of Company ordinary shares equal to (i) three percent (3.0%) of the Exchange Consideration to be placed in escrow for post-closing adjustments (if any) to the Exchange Consideration, and (ii) such number of additional number of Company ordinary shares equal a maximum of the quotient derived from dividing (i) Eight Million Dollars ($8,000,000) by (ii) the redemption price per share (the “Redemption Price”) as defined in the Amended and Restated Memorandum and Articles of Association (the “Incentive Shares”), provided such Incentive Shares are allotted and issued on or prior to the Closing Date to such third parties as Horizon and the Company may agree (A) in connection with post-closing financing structures in the form of a PIPE, convertible debt, forward purchase agreement, backstop, or equity line of credit; or (B) to one or more existing holders of Company ordinary shares as an inducement for them not to proceed with a redemption, subject to certain restrictions. The Exchange Consideration is subject to adjustment after the Closing based on confirmed amounts of the Closing Net Indebtedness as of the Closing Date.

The consummation of the Amalgamation and the other transactions contemplated by the Business Combination Agreement is subject to customary Closing conditions unless waived, including: (a) the approval by the shareholders of each of Horizon and Pono; (b) approvals of any required governmental authorities and the expiration or termination of any anti-trust waiting periods; (c) receipt of specified third-party consents; (d) no law or order preventing the transactions; (e) after giving effect to the redemption, Pono shall have at least $5,000,001 of net tangible assets as required by its charter; (f) the members of the post-Closing Pono board shall have been elected or appointed as of the Closing; (g) the Registration Statement shall have been declared effective by the SEC and shall remain effective as of the Closing, and no stop order or similar order shall be in effect with respect to the Registration Statement; (h) the shares of Pono common stock issued as Exchange Consideration shall have been approved for listing on Nasdaq, subject to official notice of issuance; and (i) the SPAC Continuance shall have been consummated.

Unless waived by Horizon, the obligations of Horizon to consummate the Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (a) the representations and warranties of the Company being true and correct as of the date of the Business Combination Agreement and as of the Closing (subject to Material Adverse Effect); (b) the Company having performed in all material respects the respective obligations and complied in all material respects with their respective covenants and agreements under the Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (c) absence of any Material Adverse Effect with respect to the Company since the date of the Business Combination Agreement which is continuing and uncured; (d) minimum cash available after payment of SPAC expenses and redemptions of $5,000,000; and (e) the Escrow Agreement and the Registration Rights Agreement being executed and delivered.

Unless waived by the the Company, the obligations of the Company and Merger Sub to consummate the Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (a) the representations and warranties of Horizon being true and correct as of the date of the Business Combination Agreement and as of the Closing (subject to Material Adverse Effect); (b) Horizon having performed in all material respects the respective obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (c) absence of any Material Adverse Effect with respect to Horizon as a whole since the date of the Business Combination Agreement which is continuing and uncured; and (d) each Lock-Up Agreement, the Non-Competition Agreement, the Escrow Agreement, the Registration Rights Agreement, and employment agreements with specified employees being executed and delivered.

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including: (a) by mutual agreement; (b) for the other party’s uncured breach; (c) if there is a government order precenting the Closing; (d) by either party if the Closing does not occur by February 14, 2024, subject to extension by the Company in connection with an Extension of the time period for it to close a business combination transaction; (e) by the Company if there has been an event after the signing of the Business Combination Agreement that has had a Material Adverse Effect on Horizon that is continuing and uncured; (f) by Horizon if there has been an event after the signing of the Business Combination Agreement that has had a Material Adverse Effect on the Company that is continuing and uncured; (g) by the Company or Horizon if the Company’s shareholders vote and do not approve the transactions contemplated by the Business Combination Agreement; and (h) by the Company if a fairness opinion or third-party valuation is required by SEC rules or regulations, and the Company is unable to obtain such opinion or valuation supporting the terms contemplated hereunder after commercially reasonable best efforts to obtain such opinion or valuation.

Pono’s ability to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

In late February 2022, Russian military forces invaded Ukraine. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, and the potential for wider conflict may increase financial market volatility and could have adverse effects on regional and global economic markets, including the markets for certain securities and commodities. Following Russia’s actions, various countries, including the United States, Canada, the United Kingdom, Germany, and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. The sanctions consist of the prohibition of trading in certain Russian securities and engaging in certain private transactions, the prohibition of doing business with certain Russian corporate entities, large financial institutions, officials and persons, and the freezing of Russian assets. The sanctions include a possible commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT,” the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. A number of large corporations and U.S. states have also announced plans to curtail business dealings with certain Russian businesses.

The imposition of the current sanctions (and potential imposition of further sanctions in response to continued Russian military activity) and other actions undertaken by countries and businesses may adversely impact various sectors of the Russian economy, and the military action has severe impacts on the Ukrainian economy, including its exports and food production. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted and may result in a negative impact on the markets and thereby may negatively impact Pono’s ability to consummate a business combination.

Additionally, in the U.S. and other jurisdictions, central banks have undertaken efforts to combat inflation by raising interest rates, which increase the likelihood of a slowdown in U.S. and global economic growth, and which in turn, have caused, and may continue to cause, declines in the prices of financial assets in the public and private markets as investors react to these and other economic developments. This has also caused, and may continue to cause, market volatility and downward price pressure on the capital markets, which may negatively impact Pono’s ability to raise capital in connection with the consummation of a business combination on attractive terms or at all.

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On May 17, 2022, we issued 2,875,000 founder shares to Mehana Capital LLC (the “Sponsor”) and on December 22, 2022, our Sponsor acquired an additional 2,060,622 founder shares for an aggregate purchase price of $25,206, or approximately $0.005 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On February 14, 2023, we consummated the Initial Public Offering of 11,500,000 units (the “Units”), including 1,500,000 Units issued pursuant to the exercise in full of the underwriter’s over-allotment option. Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value per share (the “Class A Ordinary Shares”) and one warrant of the Company (each, a “Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statements on Form S-1 (File No. 333-268283). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $115,000,000. EF Hutton, division of Benchmark Investments, LLC acted as the sole book-running manager of the offering.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Business Combination Agreement, dated as of August 15, 2023, by and among Pono Capital Three, Inc., Pono Three Merger Acquisitions Inc. and Robinson Aircraft Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on August 15, 2023).
3.1	Second Amended and Restated Memorandum and Articles of Association of Pono Capital Three, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by Pono on February 15, 2023).
4.1	Warrant Agreement, dated February 9, 2023, by and between Pono Capital Three, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023).
10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on August 15, 2023).
10.2	Sponsor Support Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on August 15, 2023).
10.3	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on August 15, 2023).
10.4	Forward Share Purchase Agreement with Meteora (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on August 15, 2023).
10.5	Form of Subscription Agreement with Meteora (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on August 15, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pono Capital Three, Inc.

Date: November 15, 2023		/s/ Davin Kazama
	Name:	Davin Kazama
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2023		/s/ Gary Miyashiro
	Name:	Gary Miyashiro
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)