Form 10-K
period 2023-12-31
New Horizon Aircraft Ltd.
filed 2024-03-28
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-41607

NEW HORIZON AIRCRAFT LTD.

(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3187 Highway 35 Lindsay, Ontario	K9V 4R1
(Address of principal executive offices)	(Zip Code)

(613) 866-1935

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Share, no par value	HOVR	The Nasdaq Stock Market LLC

Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	HOVRW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than securities held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of $10.41 on June 30, 2023 for the Class A common stock, trading on such date, as reported on The Nasdaq Capital Market, was $119,715,000.

As of March 28, 2024 there were 18,220,436 shares of the Company’s Class A ordinary shares, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

EXPLANATORY NOTE

New Horizon Aircraft Ltd. (“New Horizon”) (formerly known as Pono Capital Three, Inc. or “Pono”) was a blank check company originally incorporated in Delaware on March 11, 2022, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On October 14, 2022, Pono redomiciled in the Cayman Islands. On February 14, 2023, Pono consummated an initial public offering (the “IPO”), after which its securities began trading on the Nasdaq Stock Market LLC (“Nasdaq”). On August 15, 2023, Pono entered into that certain Business Combination Agreement (the “Business Combination Agreement”) by and among Pono, Pono Three Merger Acquisitions Corp., a British Columbia company and wholly-owned subsidiary of Pono (“Merger Sub”) and Robinson Aircraft, Ltd. d/b/a Horizon Aircraft (“Horizon” or “Legacy Horizon”)

On January 12, 2024 (the “Closing Date”), we consummated the previously announced business combination (the “Business Combination”) and related transactions (the “Transactions”) contemplated by the Business Combination Agreement, pursuant to which Pono was continued and de-registered from the Cayman Islands and redomesticated as a British Columbia company on January 11, 2024; Merger Sub and Horizon were amalgamated under the laws of British Columbia; and Pono changed its name to New Horizon Aircraft Ltd. On January 16, 2024, our Class A ordinary shares, no par value per share (the “Class A ordinary shares”) and warrants to purchase the Class A ordinary shares at an exercise price of $11.50 per share (the “Public Warrants”) began trading on The Nasdaq Capital Market under the symbols, “HOVR” and “HOVRW,” respectively.

As a result of the Transactions, we are a holding company, all of whose assets are held directly by, and all of whose operations are conducted through, Legacy Horizon and whose only direct asset consists of equity ownership of Legacy Horizon.

Unless otherwise indicated, the historical financial information included in this Annual Report on Form 10-K (the “Annual Report”), including the audited financial statements and the notes thereto in Part II. Item 8 and the information in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are that of Pono prior to the consummation of the Transactions.

The Business Combination was accounted for as a common control transaction, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, Pono was treated as the “acquired” company for financial reporting purposes. Under the guidance in Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations for transactions between entities under common control, the assets, liabilities, and noncontrolling interests of Legacy Horizon and Pono were recognized at their carrying amounts on the date of the Business Combination. Legacy Horizon was determined to be the predecessor to the combined entity. Accordingly, in future reporting periods, our financial statements will be prepared on a consolidated basis with the financial statements of Legacy Horizon beginning on the Closing Date and will represent a continuation of the financial statements of Legacy Horizon.

Unless otherwise noted or the context otherwise requires, references to the “Legacy Horizon,” “Horizon,” “we,” “us,” or “our” refer to the business of Legacy Horizon, which became the business of New Horizon Aircraft Ltd. and its subsidiaries following the consummation of the Transactions.

References to a year refer to Pono’s fiscal years ended on December 31 of the specified year.

Certain monetary amounts, percentages and other figures included herein have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables and charts may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements regarding our expectations as to:

●	the ability of the New Horizon to realize the benefits from the Business Combination;

●	the ability of New Horizon to maintain the listing of Class A ordinary shares on Nasdaq following the Business Combination;

●	future financial performance of New Horizon;

●	New Horizon’s securities’ potential liquidity and trading;

●	impact from the outcome of any known and unknown litigation;

●	the ability of New Horizon to forecast and maintain an adequate rate of revenue growth and appropriately plan its expenses;

●	expectations regarding future expenditures of New Horizon;

●	the future mix of revenue and effect on gross margins of New Horizon;

●	the attraction and retention of qualified directors, officers, employees and key personnel New Horizon;

●	the ability of the New Horizon to compete effectively in the competitive regional air mobility (“RAM”) market;

●	the ability to protect and enhance New Horizon’s corporate reputation and brand;

●	expectations concerning the relationships and actions of New Horizon and its affiliates with third parties;

●	the impact from future regulatory, judicial, and legislative changes in the electric Vertical Takeoff and Landing (“eVTOL”) and transportation industry;

●	intense competition and competitive pressures from other companies in the industries in which the New Horizon operates;

●	the ability of New Horizon to protect its intellectual property; and

●	other factors detailed under the section entitled “Risk Factors.”

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved.

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Risks Related to New Horizon’s Business and Industry

●	New Horizon has incurred losses and expect to incur significant expenses and continuing losses for the foreseeable future, and it may not achieve or maintain profitability;

●	The eVTOL market may not continue to develop, eVTOL aircraft may not be adopted by the transportation market, eVTOL aircraft may not be certified by transportation and aviation authorities or eVTOL aircraft may not deliver the expected reduction in operating costs or time savings;

●	New Horizon has a limited operating history and faces significant challenges to develop, certify, and manufacture its aircraft. New Horizon’s Cavorite X7 eVTOL aircraft remains in development, and New Horizon does not expect to deliver any aircraft until 2027, at the earliest, if at all;

●	The success of New Horizon’s business depends on the safety and positive perception of its aircraft, the establishment of strategic relationships, and of its ability to effectively market and sell aircraft that will be used in Regional Air Mobility services;

●	The Regional Air Mobility market for eVTOL passenger and goods transport services does not exist; whether and how it develops is based on assumptions, and the Regional Air Mobility market may not achieve the growth potential we expect or may grow more slowly than expected;

●	New Horizon may be unable to adequately control the costs associated with its pre-launch operations, and its costs will continue to be significant after it commences operations;

●	New Horizon is a relatively small company in comparison to current industry leaders in the Regional Air Mobility market. New Horizon may experience difficulties in managing its growth;

●	Any delay in the design, production, or completion or requisite testing and certification, and any design changes that may be required to be implemented in order to receive certification of the Cavorite X7 aircraft, would adversely impact New Horizon’s business plan and strategic growth plan and its financial condition;

●	New Horizon’s business depends substantially on the continuing efforts of its key employees and qualified personnel; its operations may be severely disrupted if it loses their services;

●	New Horizon is subject to substantial regulation and unfavorable changes to, or its failure to comply with, these regulations could substantially harm its business and operating results;

●	New Horizon will need to improve its operational and financial systems to support its expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability to do so will adversely affect its billing and reporting;

●	the need to raise additional capital;

●	New Horizon will rely on third-party suppliers and strategic parties for the provision and development of key emerging technologies, components and materials used in its Cavorite X7 aircraft, such as the lithium-ion batteries that will help to power the aircraft, a significant number of which may be single or limited source suppliers;

Risks Related to Intellectual Property

●	New Horizon may not be able to prevent others from unauthorized use of its intellectual property, which could harm its business and competitive position;

●	New Horizon may not be able to prevent others from developing or exploiting competing technologies.

●	New Horizon may need to defend itself against intellectual property infringement claims;

Risks Related to the Regulatory Environment in Which We Operate

●	It is intended for third-party air carriers to operate the Cavorite X7 aircraft in Canada, the U.S. and Europe. These third-party air carriers are subject to substantial regulation and laws, and unfavorable changes to, or the third-party air carriers’ failure to comply with, these regulations and/or laws could substantially harm New Horizon’s business and operating results;

●	New Horizon may be subject to governmental export and import control laws and regulations as it expands its suppliers and commercial operations outside Canada, the U.S. and Europe;

●	The adverse effect of violations of the U.S. Foreign Corrupt Practices Act, Canada’s Proceeds of Crime (Money Laundering) and Terrorist Financing Act and similar worldwide anti- bribery and anti-kickback laws.

Risks Related to New Horizon’s Organization and Structure

●	British Columbia law and New Horizon’s Articles will contain certain provisions, including anti-takeover provisions, that limit the ability of shareholders to take certain actions and could delay or discourage takeover attempts that shareholders may consider favorable;

●	New Horizon’s management team may not successfully or efficiently manage its transition to being a public company;

●	New Horizon is an “emerging growth company,” and its reduced SEC reporting requirements may make its shares less attractive to investors.;

●	If New Horizon qualifies as a foreign private issuer, it will be exempt from a number of rules under the U.S. securities laws and will be permitted to file less information with the SEC than a U.S. domestic public company, which may limit the information available to its shareholders.;

Risks Related to an Investment in Our Securities

●	An active market for New Horizon’s securities may not develop, which would adversely affect the liquidity and price of New Horizon’s securities;

●	Failure to meet Nasdaq’s continued listing requirements could result in a delisting of New Horizon’s Class A ordinary shares and Public Warrants;

●	The market price for New Horizon Class A ordinary shares may decline following the Business Combination;

●	The Class A ordinary shares price may fluctuate and you could lose all or part of your investment as a result;

●	New Horizon shareholders may experience dilution in the future;

●	There is no guarantee that the Warrants will ever be in the money; they may expire worthless or the terms of Warrants may be amended; and

●	The future exercise of registration rights may adversely affect the market price of the Class A ordinary shares.

Item 1. Business

Unless otherwise indicated or the context otherwise requires, references in this section to “New Horizon,” “we,” “us,” “our,” and other similar terms refer to Horizon prior to the Business Combination and to New Horizon and its subsidiaries after giving effect to the Business Combination.

Overview

We are an advanced aerospace Original Equipment Manufacturer (“OEM”) that is designing a next generation hybrid electric Vertical Takeoff and Landing (“eVTOL”) aircraft for the Regional Air Mobility (“RAM”) market. Our aircraft aims to offer a more efficient way to move people and goods at a regional scale (i.e., from 50 to 500 miles), help to connect remote communities, and will advance our ability to deal with an increasing number of climate related natural disasters such as wildfires, floods, or droughts.

The product we are designing and delivering is a hybrid electric 7-seat aircraft, called the Cavorite X7, that can take off and land vertically like a helicopter. However, unlike a traditional helicopter, for the majority of its flight it will return to a configuration much like a traditional aircraft. This would allow the Cavorite X7 to fly faster, farther, and operate more efficiently than a traditional helicopter. Expected to travel at speeds up to 250 miles per hour at a range over 500 miles, we believe that this aircraft will be a disruptive force to RAM travel.

The new and developing eVTOL aircraft market has been made possible by a convergence of innovation across many different technologies. Batteries, immense strength of light materials, computing power, simulation, and propulsion technology have all crossed a critical threshold to enable viable aircraft designs such our Cavorite X7. This has resulted in the establishment and rapid growth of the Advanced Air Mobility (“AAM”) market. Morgan Stanley has projected that the eVTOL aircraft market could reach $1 trillion (in the base case) by 2040 and $9 trillion by 2050.

The Cavorite X7 architecture is based on our patented fan-in-wing (“Horizon Omni-modal VeRtical (HOVR) Wing” or “HOVR Wing”) technology, which has been developed and tested over the last several years. While most of our competitors rely on open rotor designs, our HOVR Wing uses a series of ducted electric fans located inside the wings to produce vertical lift. After a demanding vertical takeoff, the aircraft accelerates forward. At a safe speed, the wings close to conceal the fans in the wings and the aircraft returns to a highly efficient configuration. The ability to take off and land like a helicopter but fly forward like a normal aircraft is the key to its performance.

A picture of Horizon’s 50%-scale prototype that is currently in active flight testing

The aircraft is also powered by a hybrid electric main engine. For vertical flight, electrical power for the powerful ducted fans in the wings and canards comes from two sources: an on-board generator driven by an internal combustion engine and an array of batteries. Augmenting the battery power with generator power allows us to reduce battery size, recharge the aircraft after vertical takeoff or landing, and increase safety. This aircraft able to operate in austere locations without power, unlike other pure electric designs that will be forced to fly from charging station to charging station.

We believe that the technology and configuration advantages of our Cavorite X7 aircraft will represent a significant market advantage. It is anticipated that our aircraft will be cheaper to own and operate than helicopters with similar payload characteristics and will travel almost twice as fast. The specifications for the aircraft call for it to be able to carry seven people with a useful load of 1,500 lbs., almost twice the carriage capacity of many of our competitors. We believe the combination of carrying more people or goods, traveling faster, and operating more efficiently will provide a strong economic model for broad adoption.

Our business operating model is predicated on building and selling Cavorite X7 aircraft for both civilian and military use. We also believe that the extensive intellectual property developed to enable the successful operation of our aircraft could be licensed to third parties to generate significant profit.

We have designed, built, and initiated testing of a 50%-scale prototype of our Cavorite concept. This sub-scale prototype has been through hover testing and the team is currently investigating transition to forward flight. We have received a Special Flight Operations Certificate (SFOC) from Transport Canada Civil Aviation (“TCCA”) that allows outdoor untethered flight of our sub-scale prototype. Our SFOC #930370 will remain effective until its expiry on August 1st of 2024 at which point Horizon will require a formal extension to allow continued untethered test flying. We have also partnered with Cert Centre Canada (3C) for development of a certification basis that will be used to form the foundation for Type Certification with TCCA. Receiving a Type Certificate in accordance with stated regulatory standards will certify compliance to the applicable airworthiness standards for the Cavorite X7, something that is a necessary prerequisite for using the aircraft in commercial operations. We believe our aircraft will be one of the first eVTOL aircraft to be certified for flight into known icing conditions (FIKI), dramatically increasing its operational utility. We believe we can receive Type Certification in 2028.

Patents and other Intellectual Property

In order to protect the novel technologies that underpin the Cavorite X7 design, we have accumulated 22 issued and allowed patents thus far, the earliest expiry of which will be 2035. The most significant of these patents are US non-provisional utility patents that protect the core fan-in-wing invention and various other novel details required to enable its practical use. Amongst these issued patents are several design patents that seek to protect the shape of the Cavorite X7 with its distinct forward swept main wings, unique empennage, and forward canards. Other intellectual property exists in the areas of hybrid-electric propulsion; ducted fan propulsion unit blade and stator design, cooling, and electrical control; control systems including novel yaw control software and hardware; and digital twin simulation.

The eVTOL Industry, Total Addressable Market and its Drivers

The eVTOL aircraft market is a developing sector within the transportation industry. This market sector is dependent on the successful development and implementation of eVTOL aircraft and networks, none of which are currently in commercial operation. Morgan Stanley have projected that the eVTOL market for moving people and moving goods could be between $1 trillion by 2040 and 9 trillion by 2050, as set forth in the “Morgan Stanley Research, eVTOL/Urban Air Mobility TAM Update” report released in May 2021 (the “Morgan Stanley Report”).

Furthermore, in its 2021 Regional Air Mobility report, NASA has highlighted that while the United States has over 5,000 airports, only 30 of them support 70% of all travelers.1 This report highlights that the average American lives within 16 minutes of an airport yet must travel hours to larger hubs for even shorter regional travel. It is little wonder that 73% of Americans prefer road travel over flying, even if that means spending hours in gridlocked traffic. We believe there is a significant opportunity to improve regional travel through the use of intelligently designed VTOL aircraft.

Regional Air Mobility

Regional Air Mobility (RAM) is simply a term that represents a faster, more efficient way of moving people and goods between 50 and 500 miles. With the development of more economical, versatile, and safe aircraft like Horizon Aircraft’s Cavorite X7 concept that can flexibly travel between regional locations, it is little wonder that the market demand is high for these types of machines.

NASA highlights that RAM has the potential to fundamentally change how we travel and receive our goods by “bringing the convenience, speed, and safety of air travel to all Americans, regardless of their proximity to a travel hub or urban center” and “[t]hrough targeted investments, RAM will increase the safety, accessibility, and affordability of regional travel while building on the extensive and underutilized federal, state, and local investment in our nation’s local airports.”

New types of aircraft capable of operating with very limited ground infrastructure can deliver critical supplies to remote communities, transport critically injured people to the hospital faster and more efficiently, help with disaster relief operations, and can help service people around the world in special military missions.

Another report from Morgan Stanley projects that eVTOL technology is expected to revolutionize logistics due to advantages in speed, efficiency and accessibility over current trucks, airplane and train freight transportation. In addition, the Morgan Stanley Report cites the potential for eVTOL technology to provide a viable and affordable transportation solution in geographic locations without a current viable solution (such as rural or island communities) and to expand the possibilities for 24-hour delivery or overnight parcel delivery in regions where existing transport modes are simply too slow.

The large RAM market opportunity is precipitated by a transportation system that is insufficient to handle increasing demand without time delays, high infrastructure and maintenance costs and adverse environmental impact. Since 1990, global passenger flows have increased by more than 125% across all major modes of travel while global trade volume has increased by approximately 200%. To counter the rapidly increasing demand for mobility and logistics, governments worldwide are investing a total of approximately $1 trillion per annum into transport infrastructure, which is three times more compared to twenty years ago. Despite these investments, our regional transport systems have fundamentally not improved.

[1]	NASA, REGIONAL AIR MOBILITY (2021), https://sacd.larc.nasa.gov/wp-content/uploads/sites/167/2021/04/2021-04-20-RAM.pdf.

In response, governments are increasing their support for the development of both urban and regional eVTOL networks, and sustainable aviation more generally, through regulatory incentives and investment. For example, the Canadian government recently announced the initiative for Sustainable Aviation Technology (INSAT) where $350M will be invested into innovative companies focused on sustainable aviation solutions. We believe that Horizon Aircraft could be an ideal match for the recent government funding opportunities.

The History of Horizon Aircraft

Horizon was founded in 2013 to develop an innovative prototype amphibious aircraft. However, as we investigated the latest advancements in the areas of electric motor and battery technologies, we began to understand that a new type of aircraft concept was possible. With this realization, the experienced aircraft development team shifted to developing the unique Cavorite X-series concept, eventually settling on a 7-place hybrid eVTOL aircraft. In June of 2021, Horizon was acquired by Astro Aerospace Ltd. (“Astro”), an OTCQB-listed company, in an all-stock deal. In August of 2022, after funding challenges, Astro agreed to unwind the deal and Horizon was sold back to its original shareholders. In subsequent events, Astro Aerospace Ltd. became a revoked public company after failing to submit timely financial information.

After re-privatizing from Astro, Horizon successfully raised funding to support the continued development and testing of its sub-scale prototypes as well as to continue progress on the detailed design of a full-scale technical demonstrator aircraft.

Sub-Scale Prototypes

We have built many sub-scale prototype aircraft. Starting with a smaller 1/7th-scale aircraft, we are now flight testing a half-scale prototype. This large prototype has a 20-foot wingspan, weighs almost 500 lbs., and is roughly 15 feet long. This aircraft has been through successful hover testing, and the team has investigated forward transition speeds up to 70 mph in a wind tunnel. All testing has yielded positive results, and the aircraft is performing significantly above initial expectations for both power and stability.

Full-Scale Cavorite X7 Aircraft Concept

Based on positive initial testing results, the team is actively improving the design of a full-scale technical demonstrator aircraft. For example, the aircraft will be designed to hold seven (7) people: six (6) passengers and one (1) pilot. Updated performance estimates from early sub-scale testing indicate that the full-scale hybrid electric Cavorite X7 will be able to travel at speeds up to 250 mph and carry 1,500 lbs. of useful load over 500 miles with the appropriate fuel reserves. The team has identified and begun negotiating with key suppliers globally to meet the specifications of the Cavorite X7.

Our Competitive Strengths

We believe that our business benefits from several competitive strengths, including the following:

Proprietary Ducted Fan-in-Wing Technology — the “HOVR Wing” System

The majority of our competitors use “open propeller” eVTOL vertical lift architectures. We employ our own proprietary HOVR Wing technology that provides a number of important advantages:

●	More Efficient: Ducted fans are significantly more efficient than open propellers of similar diameter, using much less power for the same levels of thrust. Our unique HOVR Wing system also generates significant induced lift over the wing, further reducing the amount of momentum lift required by the electric ducted fans and improving efficiency.

●	Lower Noise: The presence of ducts around the fans stops the noise from radiating freely into the environment. Furthermore, we will employ acoustic liners within the fan duct that lower the noise further. We expect this to enable the Cavorite X7 aircraft to land at a large number of locations close to high population densities.

●	Fly Enroute Like a Normal Aircraft: Perhaps the most important aspect of the HOVR Wing is the ability to return to a configuration exactly like a normal aircraft for efficient enroute flight. This aerodynamically efficient enroute configuration is the key to its impressive performance metrics.

●	CTOL, STOL, VTOL: The HOVR Wing concept also naturally supports Conventional Takeoff and Landing (“CTOL”), able to take off and land from a conventional runway like a traditional aircraft, should that be required. It can also conduct Short Takeoff and Landing (“STOL”) operations, something that is anticipated to be very useful for regional flight operators. In CTOL and STOL operations the aircraft will also be able to carry more payload. Finally VTOL operations will open up remote landing opportunities, special missions, and dramatically expand its unique utility.

●	Flight into Known Icing: We believe the Cavorite X7 will be one of the first VTOL aircraft that could be successfully certified for flight into known icing conditions. Being able to operate in poor weather should expand the operational capability of the aircraft and further reinforce strong commercial business cases.

Agile Team with Significant Aerospace and Operational Experience

We were founded by a team with deep experience in the aerospace industry. Our team boasts individuals who have led the design, construction and testing of clean sheet aircraft and have a combined industry experience of over 200 years. The leadership team within New Horizon also includes personnel with significant experience in human resources and information technology which we believe will facilitate cohesion, effectiveness and security as the company continues to grow.

Operational Experience

Many of our principal engineers and technicians have significant operational experience. Many are active pilots. For example, our CEO was an active CF-18 fighter pilot for nearly 20 years and holds a commercial Airline Transport Pilot’s License. This experience allows the team to visualize operating this unique aircraft in the real world. Design considerations for easy field repair, safety, performance, and a focus on lowering operational costs has been foundational to the Cavorite X7 concept and development. We believe this deep operational experience and design consideration has led to a machine concept that will support for-profit operators, thereby increasing demand for the aircraft.

Our Strategy

Build Aircraft for the Rapidly Growing Regional Air Mobility Market

We are focusing our initial services on Regional Air Mobility. Beyond simple movement of cargo and people at the regional level — 50 to 500 miles — the aircraft will be able to economically conduct a number of unique missions such as:

●	Medical Evacuation: Able to travel almost twice the speed as a traditional helicopter and at significantly lower operating costs. Delivering people or other time sensitive materials to a hospital in half the time of current helicopters has the potential to save many lives.

●	Remote Resupply: Many remote communities around the world suffer from anxiety about delivery of critical goods. Without the runway infrastructure to support traditional aircraft remote deliveries, the Cavorite X7 will be able to deliver critical medical supplies, food, and other important goods directly to these areas.

●	Disaster Relief: As global climate conditions become more extreme, a hybrid electric eVTOL like the Cavorite X7 offers a unique way to save lives when a weather disaster strikes. Able to land almost anywhere and operate without power infrastructure due to its hybrid electric architecture, the Cavorite X7 could help people when climate disaster strikes.

●	Military Missions: An aircraft capable of travelling at speeds almost twice that of a traditional helicopter offers unique military capability. Casualty evacuation, forward operating base resupply and other Special Operations will help Allied Servicepeople around the world.

Develop Unique Technologies That Can be Broadly Licensed to Generate Revenue

We feel that the technology we are developing for the Cavorite X7 aircraft may be broadly useful across the industry. For example, the unique HOVR Wing concept could support other designs across the industry or within military applications. These technologies offer potential to significantly boost revenue.

Our Cavorite X7 Hybrid eVTOL Aircraft Concept

Our full-scale Cavorite X7 Hybrid eVTOL aircraft is in the detailed design phase. The combination of unique architecture, hybrid power, and proprietary ducted fan-in-wing technology enables it to take off and land vertically while also flying at speeds much greater than a typical helicopter. We anticipate that the final production aircraft will be able to carry six (6) passengers and one (1) pilot at ranges over 500 miles and at speeds up to 250 miles per hour.

Ducted Fan-in-Wing “HOVR Wing” Technology

Our unique HOVR Wing technology is described above and is protected by a US non-provisional utility patent. This technology allows the aircraft to return to an aerodynamically efficient configuration enroute. The ability to fly as a traditional aircraft enroute has many operational advantages and may offer a faster route to certification for commercial use.

During a vertical takeoff, an array of electrically powered ducted fans located in the wings and canards provide the required lift. For transition to forward flight, the aircraft starts its rear pusher propeller and accelerates forward to a safe speed at which point the canards and wings close systematically to conceal the fans within the wings. At this point, the aircraft is in a normal configuration much like a traditional aircraft. The balance of the mission can then be conducted in a highly efficient manner. For landing, the reverse process occurs.

Not only is this concept extremely efficient enroute, but it is also very safe. During hover, multiple fans can fail with the aircraft still able to maintain hover. For example, the 50%-scale aircraft is able to hover with 20% of its fans disabled. Furthermore, as discussed below, there are two sources of electricity for the fans: an onboard generator and a battery array. Even at moderate forward speed the generator can support the full electrical power requirements in the event of a dramatic full battery array failure. For increased durability, each fan unit is electrically, mechanically, and thermally isolated from the others, reducing the chances of a cascading failure.

This aircraft concept also naturally allows for Conventional Takeoff and Landing (CTOL) as well as Short Takeoff and Landing (STOL). If one end of the mission calls for loading of precious cargo at an airport logistics hub or delivery to an airport, the Cavorite X7 can easily operate like a traditional aircraft. Notably, in CTOL and STOL operational modes, the aircraft’s payload would also increase.

The Cavorite X7 hybrid eVTOL during transition to forward flight

Hybrid Electric Power System

By their very nature, VTOL aircraft will excel at delivering critical goods and services to remote locations. These remote locations may not have the charging infrastructure to support purely electric VTOL aircraft. The Cavorite X7 will use a hybrid power system. This system will provide two sources of electrical power during demanding vertical takeoff and landing operations and will allow the battery array to re-charge in flight and after a mission. The batteries will be designed for high power draw, so they will naturally support quick charging.

For remote operations, the aircraft effectively becomes a power generation station. After landing the aircraft can recharge itself in minutes and will be able to produce usable power should that be required (e.g., disaster relief mission where the power grid is offline). For example, in a disaster relief mission the Cavorite X7 could land in a parking lot and provide charging and/or power for communications that has been disrupted.

The hybrid power system will also be more efficient, emitting less greenhouse gas emissions than a traditional turbine engine when compared to a traditional helicopter. This is for two reasons. First, the aircraft draws significant electrical energy from the battery array during vertical takeoff and landing, reducing emissions during this phase. Second, enroute the aircraft is in a very aerodynamically efficient configuration as compared to a helicopter, dramatically lowering the power required to travel at a given speed and therefore reduce emissions enroute. The combination of these two factors is a compelling sustainability improvement over current VTOL aircraft.

Safety by Design

The safety, performance, and reliability of our aircraft will be key factors in achieving customer acceptance of our aircraft for commercial use. First and foremost, our aircraft design is focused on safety. There are several important considerations in the design concept that augment safety:

●	The hybrid electric system will be designed to provide two sources of electrical power for the vertical lifting fans.

●	The aircraft can hover with more than 20% of the fans disabled, returning the aircraft to safety in the case of a fan failure.

●	Each vertical lifting fan is mechanically contained, preventing catastrophic blade loss from damaging adjacent fan units.

●	Each vertical lifting fan is both electrically and thermally isolated. This will help to avoid any cascading electrical problems or thermal runaways from reaching adjacent fan units.

●	With only moderate forward speed, the generator can support all electrical demand for the vertical fan array. This provides additional safety in the event of a catastrophic battery failure.

●	The aircraft is able to fly normally with all of the wings and canards in the open position, should any of them fail to move as commanded.

●	In the event of a vertical lift system failure, the aircraft can land (or take off) conventionally. It can also operate in STOL mode, should that be required.

●	With the wings closed during ground operations there will be no exposed fans, increasing passenger safety.

●	An early focus in the design process on human factors will ensure that the aircraft is easy to fly, increasing safety in all flight operations.

Performance

The X7 concept will also benefit from significant performance. First, due to its aerodynamically efficient configuration enroute, it will be fast. We are anticipating a maximum dash cruise speed of 250 knots, with a more efficient enroute speed likely just over 200 knots. Our initial calculations also indicate that in VTOL mode it will have a 1,500 lb. useful load, which is the amount of combined fuel and payload it can carry. This could increase to 1,800 lbs. when the aircraft operates in STOL or CTOL modes. Finally, our initial estimates indicate the aircraft will be able to travel 500 miles with medium payloads with full operational fuel reserves. This is an aircraft concept that was designed to do work in the real world, and we believe our customers will recognize and appreciate this.

Flight into Known Icing and Other Operational Challenges

We believe that this concept may be one of the only viable VTOL designs that could be certified for Flight Into Known Icing (FIKI). This is due to its unique characteristic of flying like a traditional aircraft for enroute flight, without multiple open rotors that could accumulate ice. Transition to and from vertical flight would occur in Visual Meteorological Conditions (VMC)–essentially clear of any clouds — so enroute there would only be one propeller exposed to icing conditions should there be a requirement to fly through clouds that could cause ice accumulation. This propeller can be electrically heated for anti-icing purposes, something that is very common in commercial regional turboprop operations. Furthermore, with a significant amount of on-board electrical power available enroute, electrothermal coatings may be used to help prevent or remove ice on lift surfaces. Finally, with a turbine engine the aircraft systems will have access to warm bleed air that could be circulated for anti-icing or de-icing.

Bird strikes are also an area of concern for commercial flight. Our aircraft concept has only one exposed propeller that is partially protected by the fuselage. Unlike many compound open rotor designs where losing one blade may cause a cascading failure, our aircraft operates like any number of the thousands of commercial regional aircraft already certified and operating profitably.

Bad weather is also a challenge for regional commercial flight operations. The Cavorite X7’s hybrid power system and efficient enroute configuration will likely make it more resilient in the face of bad weather. Increased speed and range over pure electric VTOL regional aircraft should allow for increased versatility, able to divert to a backup airfield or vertiport, go around unexpected storms, or deal with unexpected winds that could negatively impact slower designs. We feel that this, coupled with FIKI certification, could offer a significant operational advantage over our competitors.

Aviation Regulations

In Canada and the U.S., civil aviation is regulated by the TCCA and the Federal Aviation Administration (FAA) respectively. These two regulatory bodies control all aspects of certifying a new aircraft for commercial flight (Type Certification), production of that aircraft (Production Certification) and issuance of an Air Operations Certificate (AOC) to organizations who wish to use the aircraft in commercial operations.

We intend to seek approval for the design of the Cavorite X7 by obtaining a Type Certificate under TCCA using Canadian Air Regulations (CAR) §523 under Normal Category, Level 2 — for aeroplanes with 2 to 6 passengers. Due to the innovative design of the Cavorite X7, it is expected that TCCA will invoke certain regulations and standards from CAR §527, (helicopter certification requirements) and additional Special Conditions. We have engaged Flight Test Centre of Excellence (3C) as partners who will perform the role of Applicant’s Representative for the certification effort. 3C has extensive expertise in developing and executing aircraft certification programs and are helping to prepare our formal application to TCCA. We have also had initial discussions with the FAA and plan to run a parallel program that would greatly expedite certification for use in the United States.

While working towards a Type Certificate for our aircraft that will enable sales for commercial use, we will also be pursuing a Production Certificate. Once obtained, this will allow volume manufacturing to meet the demand that we anticipate. Companies wishing to use our aircraft for commercial use will require an AOC.

Since we will not be permitted to deliver commercially produced aircraft to customers until we have obtained TCCA type certification, no material sales revenue will be generated before TCCA certification issuance. The process of obtaining a valid type certificate, production certificate and airworthiness certificate for the Cavorite X7 will take several years. Any delay in the certification process will negatively impact the us by requiring additional funds be spent on the certification process and by delaying our ability to sell aircraft.

Marketing

Our marketing strategy is intended to build industry and consumer awareness of our technology. We are working with several external firms to develop and execute a robust marketing plan. Marketing efforts will include comprehensive Communication, Investor Relations, and Public Relations plans to ensure consumer understanding, investor confidence, and entering the public consciousness as developmental operations continue. Our overarching value proposition will focus on the benefits of our Cavorite X7 platform and its wide array of operational capabilities, while maintaining the highest of safety standards. We also believe that the striking visual design of the aircraft coupled with market leading utility will be a point of differentiation from our competition.

Competition

We acknowledge the competitive nature of the current VTOL landscape in North America and around the world. Alternative technologies, either known or unknown, could bring more attractive VTOL designs to the marketplace. We believe that our primary competition for market share will come from similar minded companies that come to realize that Regional Air Mobility may offer a more compelling initial business case for early VTOL designs. These companies could employ similar design architectures alongside hybrid electric power systems and challenge our Cavorite X7. However, at present the vast majority of our competition are pursuing purely electric flight, which leaves most lagging behind from a speed, range and cargo carrying capability.

Human Capital

As of February 9, 2024, we had 10 employees in Canada and 2 employees outside of Canada. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good. We believe that our turnover and productivity levels are at acceptable levels.

Properties

New Horizon leases office space and an aircraft hangar in Lindsay Ontario, which serves as the corporate headquarters, and office space and light composite manufacturing space in Haliburton Ontario. New Horizon believes that these properties are sufficient for its business and operations as currently conducted.

Corporate Information

On January 11, 2024, we continued and de-registered from the Cayman Islands and redomesticated under the laws of the Province of British Columbia, Canada. Our principal executive offices are located at 3187 Highway 35, Lindsay, Ontario, K9V 4R1, and our telephone number is (613) 866-1935. Our website is https://www.horizonaircraft.com/. Our website and the information on or that can be accessed through such website are not part of this prospectus.

Legal Proceedings

As of January 31, 2024, we were not a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of the outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

Item 1A. Risk Factors

The following risk factors apply to the business and operations of New Horizon and its consolidated subsidiaries. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may adversely affect the ability to realize the anticipated benefits of the Business Combination and may have an adverse effect on the business, cash flows, financial condition and results of operations of New Horizon. We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business, cash flows, financial condition and results of operations.

Risks Related to Our Business and Industry

We have incurred losses and expect to incur significant expenses and continuing losses for the foreseeable future, and we may not achieve or maintain profitability.

We have incurred significant operating losses. Our operating losses were $1,652,956 and $1,169,692 for the years ended May 31, 2022 and 2023, respectively. We expect to continue to incur losses for the foreseeable future as we develop our aircraft.

We have not yet started commercial operations, making it difficult for us to predict our future operating results, and we believe that we will continue to incur operating losses until at least the time we begin commercial operations. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

We expect our operating expenses to significantly increase over the next several years as we complete our aircraft design, build, testing and manufacturing. We expect the rate at which we incur losses will be significantly higher for 2024 through at least 2027 as we engage in the following activities:

●	continuing to design our Cavorite X7 hybrid eVTOL aircraft with the goal of having such aircraft certified and ultimately produced;

●	engaging suppliers in the development of aircraft components and committing capital to serial production of those components;

●	building our production capabilities to assemble and test the major components of our aircraft : propulsion systems, energy system assembly and aircraft integration, as well as incurring costs associated with outsourcing production of subsystems and other key components;

●	hiring additional employees across design, production, marketing, administration and commercialization of our business;

●	engaging with third party providers for design, testing, certification and commercialization of our products;

●	building up inventories of parts and components for our aircraft;

●	further enhancing our research and development capacities to continue the work on our aircraft’s technology, components, hardware and software performance;

●	testing and certifying the performance and operation of our aircraft;

●	working with third-party providers to train our pilots, mechanics and technicians in our proprietary aircraft operation and maintenance;

●	developing and launching our digital platform and customer user interface;

●	developing our sales and marketing activities and developing our vertiport infrastructure; and

●	increasing our general and administrative functions to support our growing operations and our responsibilities as a public company.

Because we will incur the costs and expenses from these efforts before we receive any associated revenue, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in the revenue we anticipate, which would further increase our losses. Furthermore, if our future growth and operating performance fails to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

The eVTOL market may not continue to develop, eVTOL aircraft may not be adopted by the transportation market, eVTOL aircraft may not be certified by transportation and aviation authorities or eVTOL aircraft may not deliver the expected reduction in operating costs or time savings.

eVTOL aircraft involve a complex set of technologies and are subject to evolving regulations, many of which were originally not intended to apply to electric and/or VTOL aircraft. Before any eVTOL aircraft can fly passengers, manufacturers and operators must receive requisite regulatory approvals, including — but not limited to — aircraft type certificate and certification related to production of the aircraft (i.e., a Production Certificate). No eVTOL aircraft have passed certification by TCCA, EASA or the FAA for commercial operations in Canada, Europe or the United States, respectively, and there is no assurance that our current serial prototype for the Cavorite X7 aircraft will receive government certification in a way that is market-viable or commercially successful, in a timely manner or at all. Gaining government certification requires us to prove the performance, reliability and safety of its Cavorite X7 aircraft, which cannot be assured. Any of the foregoing risks and challenges could adversely affect our prospects, business, financial condition and results of operations.

The success of our business depends on the safety and positive perception of our aircraft, the establishment of strategic relationships, and of our ability to effectively market and sell aircraft that will be used in Regional Air Mobility services.

We have not yet begun to sell our aircraft, and we expect that our success will be highly dependent on our target customers’ embrace of Regional Air Mobility and eVTOL vehicles, which we believe will be influenced by the public’s perception of the safety, convenience and cost of our Cavorite X7 specifically but also of the industry as a whole. As a new industry, the public has low awareness of Regional Air Mobility and eVTOL vehicles, which will require substantial publicity and marketing campaigns in a cost-effective manner to effectively and adequately target and engage our potential customers. If we are unable to demonstrate the safety of our aircraft, the convenience of our aircraft, and the cost-effectiveness of our use in Regional Air Mobility services as compared with other commuting, goods transportation, airport shuttle, or regional transportation options, our business may not develop as we anticipate we could, and our business, revenue and operations may be adversely affected. Further, our sales growth will depend on our ability to develop relationships with infrastructure providers, airline operators, other commercial entities, municipalities and regional governments and landowners, which may not be effective in generating anticipated sales, and marketing campaigns can be expensive and may not result in the acquisition of customers in a cost-effective manner, if at all. If conflicts arise with our strategic counterparties, the other party may act in a manner adverse to we and could limit our ability to implement our strategies. Our strategic counterparties may develop, either alone or with others, products or services in related fields that are competitive with our products and services.

We have a limited operating history and face significant challenges to develop, certify, and manufacture our aircraft. Our Cavorite X7 eVTOL aircraft remains in development, and we do not expect to deliver any aircraft until 2027, at the earliest, if at all.

We were incorporated in 2013, and we are developing an aircraft for the emerging Regional Air Mobility market, which is continuously evolving. Although our team has experience designing, building and testing new aircraft, we have no experience as an organization in volume manufacturing of our planned Cavorite X7 aircraft. We cannot assure that us or our suppliers and other commercial counterparties will be able to develop efficient, cost-effective manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully produce and maintain Cavorite X7 aircraft. Based on our current testing and projections, we believe that we can achieve our business plan and forecasted performance model targets in terms of aircraft range, speed, energy system capacity, and payload for our full-scale Cavorite X7 aircraft; however, we currently only has a 50%-scale prototype aircraft completed and undergoing flight testing.

Detailed design of our full-scale Cavorite X7 aircraft has not yet been completed, and many of the systems, the aerodynamics, the structure, and other critical elements of the design have yet to be designed, produced, and tested at full-scale. As such, we might not achieve all, or any, of our performance targets, which would materially impact our business plan and results of operations.

You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into a new industry, including, among other things, with respect to our ability to:

●	design, build, test and produce safe, reliable and high-quality Cavorite X7 aircraft and scale that production in a cost- effective manner;

●	obtain the necessary certification and regulatory approvals in a timely manner;

●	build a well-recognized and respected brand;

●	establish and expand our customer base;

●	properly price our aircraft, and successfully anticipate the demand by our target customers;

●	improve and maintain our manufacturing efficiency;

●	maintain a reliable, secure, high-performance and scalable technology infrastructure;

●	predict our future revenues and appropriately budget for our expenses;

●	anticipate trends that may emerge and affect our business;

●	anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape;

●	secure, protect and defend our intellectual property; and

●	navigate an evolving and complex regulatory environment.

If we fail to adequately address any or all of these risks and challenges, our business may be materially and adversely affected.

The Regional Air Mobility market for eVTOL passenger and goods transport services does not exist; whether and how it develops is based on assumptions, and the Regional Air Mobility market may not achieve the growth potential we expect or may grow more slowly than expected.

Our estimates for the total addressable market for eVTOL Regional Air Mobility, regional passenger and goods transport, and military use are based on a number of internal and third-party estimates, including customers who have expressed interest, assumed prices at which we can offer our services, assumed aircraft development, estimated certification and production costs, our ability to manufacture, obtain regulatory approval and certification, our internal processes and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates may prove to be incorrect, which could negatively affect our operating revenue, costs, operations and potential profitability.

We may be unable to adequately control the costs associated with our pre-launch operations, and our costs will continue to be significant after we commence operations.

We will require significant capital to develop and grow our business, including designing, developing, testing, certifying and manufacturing our aircraft, educating customers of the safety, efficiency and cost-effectiveness of our unique aircraft and building our brand. Our research and development expenses were $666,019 and $598,551 in 2022 and 2023, respectively, and we expect to continue to incur significant expenses which will impact our profitability, including continuing research and development expenses, manufacturing, maintenance and procurement costs, marketing, customer and payment system expenses, and general and administrative expenses as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully market our aircraft for global use but also our ability to control our costs. If we are unable to cost efficiently design, certify, manufacture, market, and deliver our aircraft on time, our margins, profitability and prospects would be materially and adversely affected.

We are a relatively small company in comparison to current industry leaders in the Regional Air Mobility market. We may experience difficulties in managing our growth.

With under 20 employees currently, we expect to experience significant growth in team size as we experience an increase in the scope and nature of our research and development, manufacturing, testing, and certification of our aircraft. Our ability to manage our future growth will require us to continue to improve our operational, financial and management controls, compliance programs and reporting systems. We are currently in the process of strengthening our compliance programs, including our compliance programs related to internal controls, intellectual property management, privacy and cybersecurity. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results. We also may not be able to grow the team in a timely manner or hire the expertise required in order to successfully continue our aircraft development.

Our forward-looking operating information and business plan forecast relies in large part upon assumptions and analyses that we have developed or obtained from respected third parties. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

Our management has prepared our projected financial performance, operating information and business plan, which reflect our current estimates of future performance. Whether our actual financial results and business develops in a way that is consistent with our expectations and assumptions as reflected in our forecasts depends on a number of factors, many of which are outside our control. Our estimates and assumptions may prove inaccurate, causing the actual amount to differ from our estimates. These factors include, but are not limited to, the risk factors described herein and the following factors:

●	our ability to obtain sufficient capital to sustain and grow our business;

●	our effectiveness in managing our costs and our growth;

●	our ability to meet the performance and cost targets of manufacturing our aircraft;

●	our ability to effectively develop our fan-in-wing eVTOL technology that underpins our Cavorite X7 aircraft design and operation;

●	establishing and maintaining relationships with key providers and suppliers;

●	the timing, cost and ability to obtain the necessary certifications and regulatory approvals;

●	the development of the Regional Air Mobility market and customer demand for our aircraft;

●	the costs and effectiveness of our marketing and promotional efforts;

●	competition from other companies with compelling aircraft that may emerge to compete directly or indirectly with our Cavorite X7 aircraft;

●	our ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel;

●	the overall strength and stability of domestic and international economies;

●	regulatory, legislative and political changes; and

●	consumer spending habits.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, results of operations and financial results. It is difficult to predict future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

We anticipate delivering our first Cavorite X7 eVTOL aircraft to customers in 2027, pending receipt of regulatory approval and certification; however, the aircraft remains in the detailed design phase and has yet to complete any testing and certification process. Any delay in the design, production, or completion or requisite testing and certification, and any design changes that may be required to be implemented in order to receive certification, would adversely impact our business plan and strategic growth plan and our financial condition.

We are currently in rigorous testing of our 50%-scale prototype and is still refining the detailed design of a full-scale aircraft. While we currently have an experienced aircraft prototyping team, there are many important milestones to achieve prior to being able to deliver our first commercial aircraft, including completing the detailed design, sub-system assembly, airframe manufacturing, systems integration, testing, design refinement, type certification of the aircraft, and production certification of our manufacturing facility. Our inability to properly plan, execute our operations, and analyze and contain the risk associated with each step could negatively impact our ability to successfully operate our business.

Any delays in the development, certification, manufacture and commercialization of our Cavorite X7 aircraft and related technology, such as battery technology or electric motors, may adversely impact our business, financial condition and results of operations.

We may experience future delays or other complications in the design, certification, manufacture, and production of our aircraft and related technology. These delays could negatively impact our progress towards commercialization or result in delays in increasing production capacity. If we encounter difficulties in scaling our production, if we fail to procure the key enabling technologies from our suppliers (e.g., batteries, power electronics, electric motors, etc.) which meet the required performance parameters, if our aircraft technologies and components do not meet our expectations, or if such technologies fail to perform as expected, are inferior to those of our competitors or are perceived as less safe than those of our competitors, we may not be able to achieve our performance targets in aircraft range, speed, payload and noise or launch products on our anticipated timelines, and our business, financial condition and results of operations could be materially and adversely impacted.

Adverse publicity stemming from any incident involving us or our competitors, or an incident involving any air travel service or unmanned flight based on eVTOL technologies, could have a material adverse effect on our business, financial condition and results of operations.

Electric aircraft are based on complex technology that requires skilled pilot operation and maintenance. Like any aircraft, they may experience operational or process failures and other problems, including adverse weather conditions, unanticipated collisions with foreign objects, manufacturing or design defects, pilot error, software malfunctions, cyber-attacks or other intentional acts that could result in potential safety risks. Any actual or perceived safety issues with our aircraft, other electric aircraft or eVTOL aircraft, unmanned flight based on autonomous technology or the Regional Air Mobility industry generally may result in significant reputational harm to our business, in addition to tort liability, increased safety infrastructure and other costs that may arise. The electric aircraft industry has had several accidents involving prototypes. Lilium’s first Phoenix demonstrator was destroyed by a ground-maintenance fire in February 2020; Eviation’s prototype eVTOL vehicle caught fire during testing in January 2020; a small battery-operated plane operated by Avinor and built by Slovenia’s Pipistrel crashed in Norway in August 2019; and an electric-motor experimental aircraft built by Siemens and Hungarian company Magnus crashed in Hungary in May 2018, killing both occupants.

We are also subject to risk of adverse publicity stemming from any public incident involving the company, our employees or our brand. If our personnel, our 50%-scale prototype aircraft, or the personnel or vehicles of one of our competitors, were to be involved in a public incident, accident or catastrophe, the public perception of the Regional Air Mobility industry or eVTOL vehicles specifically could be adversely affected, resulting in decreased customer demand for our aircraft, significant reputational harm or potential legal liability, which could cause a material adverse effect on sales, business and financial condition. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. If our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from an incident or accident.

Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may adversely affect the market price of our shares and dilute our shareholders or introduce covenants that may restrict its operations.

We expect our capital expenditures to continue to be significant in the foreseeable future as we expand our development, certification, production and commercial launch, and that our level of capital expenditures will be significantly affected by customer demand for our services. The fact that we have a limited operating history and are entering a new industry means we have no historical data on the demand for its aircraft. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those we currently anticipate. We may seek equity or debt financing to finance a portion of its capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our industry and business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations. We may seek to raise such capital through the issuance of additional shares or debt securities with conversion rights (such as convertible bonds and option rights). An issuance of additional shares or debt securities with conversion rights could potentially reduce the market price of our shares, and we currently cannot predict the amounts and terms of such future offerings.

In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our shareholders. In addition, such dilution may arise from the acquisition or investments in companies in exchange, fully or in part, for newly issued shares, options granted to our business partners or from the exercise of stock options by our employees in the context of existing or future share option programs or the issuance of shares to employees in the context of existing or future employee participation programs. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.

If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

If we are unable to successfully design and manufacture our aircraft, our business will be harmed.

We are currently developing plans to expand our primary manufacturing infrastructure near Toronto, Ontario, and we plan to begin production of our certified aircraft in 2027; however, currently we have 50%-scale prototype aircraft in active flight testing and are in an early design phase of our full-scale aircraft. We may not be able to successfully develop and certify a full-scale aircraft. We may also not be able to successfully develop commercial-scale manufacturing capabilities internally or supply chain relationships with our intended Tier 1 suppliers. Our production facilities and the production facilities of our outsourcing parties and suppliers may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our aircraft for some period of time.

If the Cavorite X7 eVTOL aircraft we build fails to perform as expected our ability to develop, market, and sell our aircraft could be harmed.

We have not yet produced a full-scale Cavorite X7 aircraft. Although we are satisfied with early flight testing of our 50%-scale prototype, there is no guarantee that the full-scale aircraft will perform as we anticipate. Our aircraft may contain defects in design and manufacture that may cause them not to perform as expected or that may require design changes and/or repairs. Further, our Cavorite X7 aircraft may be impacted by various performance factors that could impair customer satisfaction, such as excessive noise, turbulent air during flight, foreign object damage, fan stall or wing flutter, overloading, hail and bird strike, or adverse icing accumulation. If our Cavorite X7 aircraft fails to perform as expected, we may need to delay delivery of initial aircraft, which could adversely affect our brand in our target markets and could adversely affect our business, prospects, and results of operations.

Our Cavorite X7 aircraft require complex software, hybrid electric power systems, battery technology and other technology systems that remain in development and need to be commercialized in coordination with our vendors and suppliers to complete serial production. The failure of advances in technology and of manufacturing at the rates we project may impact our ability to increase the volume of our production or drive down end user pricing.

Our Cavorite X7 will use a substantial amount of third-party and in-house software codes and complex hardware to operate. Our software and hardware may contain errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been implemented. We have a limited frame of reference by which to evaluate the long-term performance of our software and hardware systems and our aircraft, and we may be unable to detect and fix any defects in the aircraft prior to commencing commercial operations. The development and on-going monitoring of such advanced technologies is inherently complex, and we will need to coordinate with our vendors and suppliers in order to complete full-scale production. Our potential inability to develop the necessary software and technology systems may harm our competitive position or delay the certification or manufacture of our aircraft.

We are relying on third-party suppliers to develop a number of emerging technologies for use in our products, including lithium-ion battery technology. Many of these technologies are already commercially viable, and our survey of commercially available products has already yielded promising results. However, the final cell design of our potential suppliers may not be able to meet the safety, technological, economical or operational requirements to support the regulatory requirements and performance assumed in our business plan.

We are also relying on third-party suppliers to commercialize these technologies (such as battery cell technology) at the volume and costs they require to launch and ramp-up our production. Our suppliers may not be able to meet the production timing, volume requirements or cost requirements we have assumed in our business plan. Our third-party suppliers could face other challenges, such as the lack of raw materials or machinery, the breakdown of tools in production or the malfunctioning of technology as they ramp up production. As a result, our business plan could be significantly impacted, and we may incur significant delays in production and full commercialization, which could adversely affect our business, prospects, and results of operations.

Our Cavorite X7 aircraft will make extensive use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.

The battery packs within our Cavorite X7 aircraft will use lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a failure of battery packs in our aircraft could occur or batteries could catch fire during production or testing, which could result in bodily injury or death and could subject us to lawsuits, regulatory challenges or redesign efforts, all of which would be time consuming and expensive and could harm our brand image. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications, the social and environmental impacts of cobalt mining, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could seriously harm our business and reputation.

We will rely on third-party suppliers and strategic parties for the provision and development of key emerging technologies, components and materials used in our Cavorite X7 aircraft, such as the lithium-ion batteries that will help to power the aircraft, a significant number of which may be single or limited source suppliers. If any of these prospective suppliers or strategic parties choose to not do business with us at all, or insist on terms that are commercially disadvantageous, we may have significant difficulty in procuring and producing our aircraft, and our business prospects would be harmed.

Third-party suppliers and strategic parties will provide key components and technology to the Cavorite X7 aircraft. Collaborations with strategic parties are necessary to successfully commercialize our existing and future products. If we are unable to identify or enter into agreements with strategic parties for the development of key technology or if such strategic parties insist on terms that are commercially disadvantageous, including for example the ability to freely commercialize jointly owned intellectual property, we may have significant difficulty in procuring and producing our aircraft or technologies, components or materials used in our aircraft.

In addition to our collaborations, we will be substantially reliant on our relationships with our suppliers for the parts and components in our aircraft. If any of these prospective suppliers choose to not do business with us at all, or insist on terms that are commercially disadvantageous, we may have significant difficulty in procuring and producing our aircraft, and our business prospects would be harmed. If our suppliers experience any delays in providing us with or developing necessary components, or if our suppliers are unable to deliver necessary components in a timely manner and at prices and volumes acceptable to us, we could experience delays in manufacturing our aircraft and delivering on our timelines, which could have a material adverse effect on our business, prospects and operating results.

While we plan to obtain components from multiple sources whenever possible, we may purchase many of the components used in our Cavorite X7 aircraft from a single source. While we believe that we may be able to establish alternate supply relationships and can obtain replacement components for our single source components, we may be unable to do so in the short term, or at all, at prices or quality levels that are acceptable to us. In addition, we could experience delays if our suppliers do not meet agreed upon timelines or experience capacity constraints. Any disruption in the supply of components, whether or not from a single source supplier, could temporarily disrupt production of our aircraft until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.

If any of our suppliers become economically distressed or go bankrupt, we may be required to provide substantial financial support or take other measures to ensure supplies of components or materials, which could increase our costs, affect our liquidity or cause production disruptions.

We expect to purchase various types of equipment, raw materials and manufactured component parts from our suppliers. If these suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we may be required to provide substantial financial support to ensure supply continuity or may have to take other measures to ensure components and materials remain available. Any disruption could affect our ability to deliver aircraft and could increase our costs and negatively affect our liquidity and financial performance.

We may not succeed in establishing, maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of our services, reducing our anticipated sales, revenue and forecasts.

Our business and prospects heavily depend on our ability to develop, maintain and strengthen our brand and sell consumers on the safety, convenience and cost-effectiveness of our Regional Air Mobility services. If we are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our ability to develop, maintain and strengthen our brand will depend heavily on the success of our marketing efforts. When it launches, we expect the Regional Air Mobility industry to be intensely competitive, with a strong first-mover advantage, and we will not be the first to deliver viable eVTOL aircraft to service this market. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

Our business depends substantially on the continuing efforts of our key employees and qualified personnel; our operations may be severely disrupted if we lose their services.

Our success depends substantially on the continued efforts of our key employees and qualified personnel, and our operations may be severely disrupted if we lost their services. As we build our brand and become more well known, the risk that competitors or other companies may poach our key talented personnel increases. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects. The design, assembly, testing, production and certification of our aircraft requires highly skilled personnel for which there is currently a shortage in the aerospace workforce in North America. We intend to work with third parties to attract talented workers; however, if we are unable to hire, train, and retain qualified personnel, our business could be harmed, and we may be unable to implement our growth plans.

Our business may be adversely affected by labor and union activities in the future.

Although none of our employees are currently represented by a labor union, it is common throughout the aircraft industry generally for many employees at aircraft companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. we may also directly and indirectly depend upon other companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results.

Failure of information security and privacy concerns could subject we to penalties, damage our reputation and brand, and harm our business and results of operations.

We expect to face significant challenges with respect to information security and privacy, including the storage, transmission and sharing of confidential information. we will transmit and store confidential and private information of our customers, such as personal information, including names, accounts, user IDs and passwords, and payment or transaction related information.

We intend to adopt strict information security policies and deploy advanced measures to implement the policies, including, among others, advanced encryption technologies. However, advances in technology, an increased level of sophistication of our services, an increased level of expertise of hackers, new discoveries in the field of cryptography or others can still result in a compromise or breach of the measures that we use. If we are unable to protect our systems, and hence the information stored in our systems, from unauthorized access, use, disclosure, disruption, modification or destruction, such problems or security breaches could cause a loss, give rise to our liabilities to the owners of confidential information or even subject us to fines and penalties. In addition, complying with various laws and regulations could cause us to incur substantial costs or require that we changes our business practices, including our data practices, in a manner adverse to our business.

Compliance with required information security laws and regulations could be expensive and may place restrictions on the conduct of our business and the manner in which we interact with our customers. Any failure to comply with applicable regulations could also result in regulatory enforcement actions against us, and misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against we by governmental entities or others, and damage to our reputation and credibility, and could have a negative impact on revenues and profits.

Significant capital and other resources may be required to protect against information security breaches or to alleviate problems caused by such breaches or to comply with our privacy policies or privacy-related legal obligations. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities are increasingly sophisticated and constantly evolving. Any failure or perceived failure by us to prevent information security breaches or to comply with privacy policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, could cause our customers to lose trust in us and could expose us to legal claims. Any perception by the public that online transactions or the privacy of user information are becoming increasingly unsafe or vulnerable to attacks could inhibit the growth of online retail and other online services generally, which may reduce the number of orders we receives.

We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our aircraft and customer data processed by us or third-party vendors.

We are at risk for interruptions, outages and breaches of the following systems, which are either owned by us or operated by our third-party vendors or suppliers:

●	operational systems, including business, financial, accounting, product development, data processing or production processes;

●	facility security systems;

●	aircraft technology including powertrain, avionics and flight control software;

●	the integrated software in our aircraft; or

●	customer data.

The occurrence of any such incident could disrupt our operational systems, result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information, compromise personal information of customers, employees, suppliers, or others, jeopardize the security of our facilities or affect the performance of in-product technology and the integrated software in our aircraft.

Moreover, there are inherent risks associated with developing, improving, expanding and updating the current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, deploy, and deliver our aircraft, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If these systems do not operate as we expects them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Any unauthorized access to or control of our aircraft or our systems or any loss of data could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our aircraft, their systems or data, as well as other factors that may result in the perception that our aircraft, their systems or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results.

Although we plans to have a formal cybersecurity committee organized by the Board, as well as third party security specialists on contract, there is no guarantee that this additional layer of corporate governance will be sufficient to mitigate the posed by motivated cybersecurity criminals.

We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.

Our manufacturing or customer service facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics like COVID-19, and other calamities. Although we has servers that are hosted in an offsite location, our backup system does not capture data on a real-time basis, and we may be unable to recover certain data in the event of a server failure. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.

Risks Related to our Intellectual Property

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position. We rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses, and other contractual rights to establish and protect our rights in our technology. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe upon our intellectual property rights or those rights are not enforceable. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take are aimed to prevent misappropriation. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources, including significant amounts of time from our key executives and management, and may not have the desired outcome.

Patent, trademark, and trade secret laws vary significantly throughout the world. Some countries do not protect intellectual property rights to the same extent as do the laws of the United States and European Union. Therefore, we may not be able to secure certain intellectual property rights in some jurisdictions, and our intellectual property rights may not be as strong or as easily enforced outside of the United States and the European Union. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which, would adversely affect our business, prospects, financial condition and operating results.

Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed or plans to file a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application for the same subject matter as we have, or similar subject matter is otherwise publicly disclosed, we may not be entitled to the protection sought by the patent application.

Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology or will cover certain aspects of our products. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition or operating results.

As our patents may expire and may not be extended, our patent applications may not be granted and our patent rights may be contested, circumvented, invalidated or limited in scope, our patent rights may not protect we effectively. In particular, we may not be able to prevent others from developing or exploiting competing technologies.

We cannot assure you that we will be granted patents pursuant to our pending applications or those we plan to file in the future. Even if our patent applications succeed and we are issued patents in accordance with them, these patents could be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide we with meaningful protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to us. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we has developed and is developing our technology. These patents and patent applications might have priority over our patent applications and could result in refusal of or invalidation of our patent applications. Finally, in addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell, leasing or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive communications from holders of patents (including non-practicing entities or other patent licensing organizations), trademarks or other intellectual property regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and urge us to take licenses. Our applications and uses of trademarks relating to our design, software or artificial intelligence technologies could be found to infringe upon existing trademark ownership and rights. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease manufacturing our aircraft, or discontinue use of certain components in our aircraft, or offering services that incorporate or use the challenged intellectual property;

●	pay substantial damages;

●	seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all;

●	redesign our aircraft; or

●	establish and maintain alternative branding for our aircraft or services.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or other intellectual property right, our business, prospects, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed by other aeronautics, aircraft or transportation companies or by suppliers to these companies. We may be subject to claims that us or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of our former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or our work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Risks Related to the Regulatory Environment in Which We Operate

We are subject to substantial regulation and unfavorable changes to, or our failure to comply with, these regulations could substantially harm our business and operating results.

Our eVTOL aircraft and our planned operation of Regional Air Mobility services or in certain jurisdictions by our local AOCs will be subject to substantial regulation in the jurisdictions in which we intends our eVTOL aircraft to operate. We expect to incur significant costs in complying with these regulations. Regulations related to the eVTOL industry, including aircraft certification, production certification, passenger operation, flight operation, airspace operation, security regulation and vertiport regulation are currently evolving, and we face risks associated with the development and evolution of these regulations.

Our aircraft must be initially certified by the Transport Canada Civil Aviation organization in order to be used for commercial purposes in Canada. Furthermore, we must also seek type certification under the Federal Aviation Administration in order for the aircraft to be used for commercial services in the United States. For commercial use in Europe, the European Union Aviation Safety Agency must also grant type certification for our aircraft. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving certification. Our failure to obtain or maintain certification for our aircraft or infrastructure would have a material adverse effect on our business and operating results. In addition to obtaining and maintaining certification of our aircraft, our third-party air carriers will need to obtain and maintain operational authority necessary to provide the envisioned Regional Air Mobility services. A transportation or aviation authority may determine that we and/or our third-party air carriers cannot manufacture, provide, or otherwise engage in the services as we contemplated and upon which we based our projections. The inability to implement the envisioned Regional Air Mobility services could materially and adversely affect our results of operations, financial condition, and prospects.

To the extent the laws change, our aircraft may not comply with applicable American, European, international, federal, provincial, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

It is intended for third-party air carriers to operate the Cavorite X7 aircraft in Canada, the U.S. and Europe. These third-party air carriers are subject to substantial regulation and laws, and unfavorable changes to, or the third-party air carriers’ failure to comply with, these regulations and/or laws could substantially harm our business and operating results.

Third-party air carriers are subject to substantial regulation and laws, and unfavorable changes to, or the third-party air carriers’ failure to comply with, these regulations or laws could substantially harm our business and operating results. Further, although third-party air carriers may have experience in providing air transportation services, they will initially have limited experience in operating our unique Cavorite X7 hybrid eVTOL aircraft. Although we will screen potential air operators who wish to purchase and use our aircraft, our arrangements with third-party air carriers may not adequately address the operating requirements of our customers to their satisfaction. Given that our business and our brand will be affiliated with these third-party air carriers, we may experience harm to our reputation if these third-party air carriers provide customers with poor service, receive negative publicity, or experience accidents or safety incidents.

We are or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

We are or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including Canada’s Proceeds of Crime (Money Laundering) and Terrorist Financing Act (PCMLTA), U.S. Foreign Corrupt Practices Act (FCPA), European anti- bribery and corruption laws, and other anti-corruption laws and regulations. The PCMLTA, FCPA and European anti-bribery and corruption laws prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The PCMLTA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, financial condition and reputation. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in our shares.

We may be subject to governmental export and import control laws and regulations as we expand our suppliers and commercial operations outside Canada, the U.S. and Europe.

Our Cavorite X7 aircraft may be subject to export control and import laws and regulations, which must be made in compliance with these laws and regulations. For example, we may require licenses to import or export our aircraft, components or technologies to our production facilities and may experience delays in obtaining the requisite licenses to do so. Audits in connection with the application for licenses may increase areas of noncompliance that could result in delays or additional costs. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to additional audits, substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.

Risks Related to Our Organization and Structure

British Columbia law and our Articles contain certain provisions, including anti-takeover provisions, that limit the ability of shareholders to take certain actions and could delay or discourage takeover attempts that shareholders may consider favorable.

Our Articles and the BCBCA contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board and therefore depress the trading price of our Common Shares. These provisions could also make it difficult for shareholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in our management. Among other things, our Articles include provisions regarding:

●	the limitation of the liability of, and the indemnification of, our directors and officers;

●	the exclusive right of our Board to appoint a director to fill a vacancy created by the expansion of our Board by up to 1/3 the number of directors who were elected or appointed as directors at the last shareholder meeting or the resignation, death or removal of a director, which prevents shareholders from being able to fill vacancies on our Board;

●	the procedures for the conduct and scheduling of Board and shareholder meetings; and

●	advance notice procedures with which shareholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a shareholders’ meeting, which could preclude shareholders from bringing matters before annual or special meetings of shareholders and delay changes in our Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management.

Any provision of our Articles or British Columbia law that has the effect of delaying or preventing a change in control could limit the opportunity for shareholders to receive a premium for their Common Shares and could also affect the price that some investors are willing to pay for Common Shares.

Our management team may not successfully or efficiently manage its transition to being a public company.

As a public company, we have incurred new obligations relating to our reporting, procedures, and internal controls. These new obligations and attendant scrutiny will require investments of significant time and energy from our executives and could divert their attention away from the day-to-day management of our business, which in turn could adversely affect our financial condition or operating results.

The members of our management team have extensive experience leading complex organizations. However, they have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that specifically govern public companies.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

As a result of the consummation of the Business Combination, we face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements have and will require us to carry out activities we have not done previously. For example, we have created new board committees and will adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified, we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We will need to improve our operational and financial systems to support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability to do so will adversely affect our billing and reporting.

To manage the expected growth of our operations and increasing complexity, we will need to improve our operational and financial systems, procedures, and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our manufacturing operations, customer billing and reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our customers, cause harm to our reputation and brand and could also result in errors in our financial and other reporting. We expect that complying with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These increased costs will increase our net loss and we cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

Our management has limited experience in operating a U.S.-listed public company.

Our management has limited experience in the management of a U.S.-listed public company. Our management team may not successfully or effectively manage our transition to a U.S.-listed public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the combined company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of U.S.-listed public companies. The development and implementation of the standards and controls necessary for the combined company to achieve the level of accounting standards required of a public company listed on a public exchange in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We will be an “emerging growth company,” and our reduced SEC reporting requirements may make our shares less attractive to investors.

We will be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Business Combination, (b) in which we has total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of Holdco Shares held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we issued more than $1.0 billion in non-convertible debt during the prior three-year period. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, such as an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our shares less attractive as a result, there may be a less active, liquid and/or orderly trading market for our shares and the market price and trading volume of our shares may be more volatile and decline significantly.

If we qualify as a foreign private issuer, we will be exempt from a number of rules under the U.S. securities laws and will be permitted to file less information with the SEC than a U.S. domestic public company, which may limit the information available to our shareholders.

We may qualify as a foreign private issuer, as such term is defined in Rule 405 under the Securities Act. If a foreign private issuer, we will not be subject to all of the disclosure requirements applicable to public companies organized within the United States. For example, we will be exempt from certain rules under the Exchange Act that regulate disclosure obligations and procedural requirements related to the solicitation of proxies, consents or authorizations applicable to a security registered under the Exchange Act, including the U.S. proxy rules under Section 14 of the Exchange Act. As long as we are a foreign private issuer, we will not be required to obtain shareholder approval for certain dilutive events, such as the establishment or material amendment of certain equity-based compensation plans, we will not be required to provide detailed executive compensation disclosure in our periodic reports, and we will be exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, our officers and directors will be exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchases and sales of our securities.

If we qualify as a foreign private issuer, we intend to submit quarterly interim consolidated financial data to the SEC under cover of the SEC’s Form 6-K, we will not be required to file periodic reports and financial statements with the SEC as frequently or as promptly as U.S. domestic public companies and will not be required to file quarterly reports on Form 10-Q or current reports on Form 8-K under the Exchange Act.

Also, as a foreign private issuer, we will be permitted to follow home country practice in lieu of certain Nasdaq corporate governance rules, as discussed under “Description of Holdco Securities — Periodic Reporting Under U.S. Securities Law,” including those that permit a lower quorum requirement and require listed companies to have a majority of independent directors (although all of the members of the audit committee must be independent under the Exchange Act) and independent director oversight of executive compensation, nomination of directors and corporate governance matters; have regularly scheduled executive sessions with only independent directors; and adopt and disclose a code of ethics for directors, officers and employee. Accordingly, our shareholders may not have the same protections afforded to shareholders of listed companies that are subject to all of the applicable corporate governance requirements.

Risks Related to Taxes

Our ability to utilize our net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations, including losses as a result of the Business Combination.

We have incurred, and we and Amalco are likely to continue incurring significant tax losses, which may be limited in our usability under Canadian and other tax laws, in particular following the Amalgamation and other significant shareholder changes. Although we neither expect the Business Combination nor any of the ownership changes in the course of past financing rounds to result in a forfeiture of our Canadian tax loss attributes, the realization of future tax savings from such tax loss attributes will be limited under the Tax Act following the Amalgamation and will depend on the tax authorities’ acceptance of their continued availability and our ability to generate future taxable income in Canada against which such losses can be offset.

As a result of the SPAC Continuance, we are subject to Canadian and United States tax on our worldwide income.

Following the SPAC Continuance, we are deemed to be a resident of Canada for Canadian federal income tax purposes by virtue of existing under the BCBCA, subject to the application of an applicable tax treaty or convention. Accordingly, subject to an applicable tax treaty or convention, we will be subject to Canadian taxation on our worldwide income, in accordance with the rules set forth in the Income Tax Act (Canada) (the “Tax Act”) generally applicable to corporations residing in Canada.

Notwithstanding that we will be deemed to be a resident of Canada for Canadian federal income tax purposes, we will also be treated as a U.S. corporation for U.S. federal income tax purposes, pursuant to Section 7874(b) of the Code, and will be subject to U.S. federal income tax on our worldwide income. As a result, subject to an applicable tax treaty or convention, we will be subject to taxation both in Canada and the U.S., which could have a material adverse effect on our business, financial condition and results of operations. Accordingly, all prospective shareholders and investors should consult with their own tax advisors in this regard.

Dividends, if ever paid, on our Class A ordinary shares will be subject to Canadian or United States withholding tax.

It is currently anticipated that we will not pay any dividends on the Class A ordinary shares in the foreseeable future. To the extent dividends are paid, dividends received by holders of our Class A ordinary shares who are not residents of the U.S. and who are residents of Canada for purposes of the Tax Act will be subject to U.S. withholding tax. Any dividends may not qualify for a reduced rate of withholding tax under the U.S.-Canada income tax treaty (“Canada-U.S. Tax Convention”). In addition, a Canadian foreign tax credit or a deduction in respect of such U.S. withholding taxes paid may not be available.

Dividends received by shareholders who are residents of the U.S. will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax. Any dividends may not qualify for a reduced rate of withholding tax under the Canada-U.S. Tax Convention. For U.S. federal income tax purposes, a U.S. holder may elect for any taxable year to receive either a credit or a deduction for all foreign income taxes paid by the holder during the year. Dividends paid by us will be characterized as U.S. source income for purposes of the foreign tax credit rules under the Code. Accordingly, U.S. holders generally will not be able to claim a credit for any Canadian tax withheld unless, depending on the circumstances, they have an excess foreign tax credit limitation due to other foreign source income that is subject to a low or zero rate of foreign tax. Subject to certain limitations, a U.S. holder should be able to take a deduction for the U.S. holder’s Canadian tax paid, provided that the U.S. holder has not elected to credit other foreign taxes during the same taxable year.

Dividends received by non-U.S. holders who are not residents of Canada for purposes of the Tax Act will be subject to U.S. withholding tax and will also be subject to Canadian withholding tax. These dividends may not qualify for a reduced rate of U.S. withholding tax under any income tax treaty otherwise applicable to our shareholders, subject to examination of the relevant treaty. These dividends may, however, qualify for a reduced rate of Canadian withholding tax under any income tax treaty otherwise applicable to our shareholders, subject to examination of the relevant treaty.

Each holder of our Class A ordinary shares should seek tax advice, based on such shareholder’s particular facts and circumstances, from an independent tax advisor.

The transfer of our Class A ordinary shares may be subject to U.S. estate and generation-skipping transfer tax.

Because our Class A ordinary shares will be treated as shares of a U.S. domestic corporation for U.S. federal income tax purposes, the U.S. estate and generation-skipping transfer tax rules generally may apply to a non-U.S. holder’s ownership and transfer of our Class A ordinary shares.

Changes in tax laws may affect our shareholders and other investors.

There can be no assurance that our Canadian and U.S. federal income tax treatment or an investment in us will not be modified, prospectively or retroactively, by legislative, judicial or administrative action, in a manner adverse to us or our shareholders or other investors.

Risks Related to Ownership of Our Securities

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to factors specific to us as well as to general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our shares.

If, after listing, we fails to satisfy Nasdaq’s continued listing requirements, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our shares. Such a delisting would likely have a negative effect on the price of our shares and would impair your ability to sell or purchase our shares when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our shares to become listed again, stabilize the market price or improve the liquidity of our shares, prevent our shares from dropping below Nasdaq’s minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are “penny stock” which will require brokers trading in the Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of our Class A ordinary shares may decline following the Business Combination.

The market price of our Common Shares may decline following the Business Combination for a number of reasons including if:

●	investors react negatively to the prospects of our business;

●	the effect of the Business Combination on our business and prospects is not consistent with the expectations of financial or industry analysts; or

●	we do not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial or industry analysts.

If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our shares will depend on the research and reports that securities or industry analysts publish about us or our business. Currently, we do not have any analyst coverage and may not obtain analyst coverage in the future. In the event we obtain analyst coverage, we will not have any control over such analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, the share price would likely decline. If one or more of these analysts cease coverage of us or we or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Our Class A ordinary shares price may decline and you could lose all or part of your investment as a result.

The trading price of our Class A ordinary shares is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your Common Shares at an attractive price due to a number of factors such as those listed in “— Risks Related to Our Business and Industry” and the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from our competitors;

●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	declines in the market prices of stocks generally;

●	strategic actions by us or our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	announcements of estimates by third parties of actual or anticipated changes in the size of our customer base or the level of customer engagement;

●	any significant change in our management;

●	changes in general economic or market conditions or trends in our industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	additional securities being sold or issued into the market by us or any of the existing shareholders or the anticipation of such sales, including if we issue shares to satisfy restricted stock unit related tax obligations or if existing shareholders sell shares into the market when applicable “lock-up” periods end;

●	investor perceptions of the investment opportunity associated with our Class A ordinary shares relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	the development and sustainability of an active trading market for our Class A ordinary shares;

●	actions by institutional or activist shareholders;

●	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our Class A ordinary shares, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A ordinary shares is low. In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Because there are no current plans to pay cash dividends on our Class A ordinary shares for the foreseeable future, you may not receive any return on investment unless you sell your Class A ordinary shares at a price greater than what you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on our Class A ordinary shares will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our shareholders or by our subsidiaries to us and such other factors as our Board may deem relevant. As a result, you may not receive any return on an investment in our Class A ordinary shares s unless you sell your Class A ordinary shares for a price greater than that which you paid for them.

Our shareholders may experience dilution in the future.

The percentage of our Class A ordinary shares owned by current shareholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees, exercise of our warrants. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our Common Shares.

If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our Class A ordinary shares or if our operating results do not meet their expectations, our Common Shares price and trading volume could decline.

The trading market for our Class A ordinary shares will depend in part on the research and reports that securities or industry analysts publish about us or our businesses. If no securities or industry analysts commence coverage of us, the trading price for our Class A ordinary shares could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our securities or publish unfavorable research about its businesses, or if our operating results do not meet analyst expectations, the trading price of our Class A ordinary shares would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A ordinary shares could decrease, which might cause our Common Share price and trading volume to decline.

Future sales, or the perception of future sales, by us or our shareholders in the public market could cause the market price for our Class A ordinary shares to decline.

The sale of our Class A ordinary shares in the public market, or the perception that such sales could occur, could harm the prevailing market price of our Class A ordinary shares. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

In connection with the Amalgamation, former Legacy Horizon securityholders, who own 41.1% of New Horizon Common Shares following the Business Combination, have agreed with us, subject to certain exceptions, not to dispose of or hedge any of their Class A ordinary shares or securities convertible into or exchangeable for our Class A ordinary shares during the period from the date of the Closing continuing through the earliest of: (i) the six-month anniversary of the Closing, (ii) the date on which the Closing price of our Class A ordinary shares equals or exceeds $12.00 per share for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing, and (iii) such date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. In connection with the Closing, Pono, Legacy Horizon, and Mehana Equity LLC, a Delaware limited liability company (the “Sponsor”) waived lockup restrictions on approximately 1.69 million shares held by a non-affiliate Legacy Horizon shareholder.

In addition, the Class A ordinary shares reserved for future issuance under the 2023 Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total number of shares equal to 1,697,452 have been reserved for future issuance under the 2023 Equity Incentive Plan. We expect to file one or more registration statements on Form S-8 under the Securities Act to register Class A ordinary shares or securities convertible into or exchangeable for Class A ordinary shares issued pursuant to the 2023 Equity Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In the future, we may also issue its securities in connection with investments or acquisitions. The amount of Class A ordinary shares issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding Class A ordinary shares. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our shareholders.

There is no guarantee that the warrants will ever be in the money; they may expire worthless or the terms of warrants may be amended.

The exercise price for the warrants is $11.50 per ordinary share. There is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

In addition, our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and Pono. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding Public Warrants to make any other change. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of ordinary shares purchasable upon exercise of a warrant.

Our Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

Our Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against Pono arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that we find favorable for disputes with Pono, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

We may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise its redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Additionally, ninety (90) days after the warrants become exercisable, we may redeem all (but not less than all) of the outstanding warrants at $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption (during which time the holders may exercise their warrants prior to redemption for the number of shares set forth in the table under the section captioned “Description of Securities — Warrants — Redemption of Warrants — Redemption of Warrants for Class A Ordinary Shares”) if the following conditions are satisfied: (i) the last reported sale prices of the Class A ordinary shares equals or exceeds $18.00 per share (as may be adjusted for stock splits, stock dividends, reorganizations, recapitalizations or the like) on the trading day prior to the date of the notice; (ii) the private placement warrants are also concurrently exchanged at the same price as the outstanding Public Warrants; and (iii) there is an effective registration statement covering the issuance of Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given. In either case, redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

The future exercise of registration rights may adversely affect the market price of our Common Shares.

Pursuant to a Registration Rights Agreement entered into at the time of the IPO, the Sponsor, holders of our Placement Units, and their permitted transferees can demand that we register the Class A ordinary shares issuable upon conversion of the Placement Warrants in the Placement Units, the Class A ordinary shares issuable upon conversion of the Founder Shares, the Class A ordinary shares included in the Placement Units, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants, or the Common Shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares.

Prior to Closing, we entered into a registration rights agreement that obligate us to register the common shares received by certain significant former Legacy Horizon shareholders as part of the Business Combination. We will be obligated to fulfill three demands, excluding short form demands, that we register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Sales of a substantial number of common shares pursuant to a resale registration statement in the public market could occur at any time the registration statement remains effective. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our ordinary shares.

We have filed a Registration Statement on Form S-1 (the “Registration Statement”) and intend to maintain such Registration Statement in order to facilitate registration of those sales. The registration of these securities will permit the public resale of such securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our securities.

There may be sales of a substantial amount of our common shares after the Business Combination by current shareholders, and these sales could cause the price of our Class A ordinary shares to fall.

Future sales of the New Horizon’s Class A ordinary shares may cause the market price of its securities to drop significantly, even if its business is doing well.

Pono entered into a registration rights agreement with respect to the Pono Class B ordinary shares and Pono Class A ordinary shares issued or issuable upon the conversion of the Pono Class B ordinary shares, the Placement Units, including the ordinary shares and warrants underlying the Private Units, Pono Class A ordinary shares underlying the Placement Warrants, and all shares issued to a holder with respect to the securities referred above by way of any stock split, stock dividend, recapitalization, combination of shares, acquisition, consolidation, reorganization, share exchange, or similar event, which securities Pono collectively referred to as “registrable securities.” Under the registration rights agreement, Pono agreed to register for resale under a registration statement all of the shares held by holders of Founder Shares and issuable upon conversion of the Public Warrants. The Sponsor is also entitled to three (3) demand registrations. Holders of registrable securities will also have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Business Combination.

Upon the effectiveness of the Registration Statement, these parties may sell large amounts of our Class A ordinary shares in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our Class A ordinary share price or putting significant downward pressure on the price of our Class A ordinary shares.

Sales of substantial amounts of our Class A ordinary shares in the public market after the Business Combination, or the perception that such sales will occur, could adversely affect the market price of our Class A ordinary shares and make it difficult for us to raise funds through securities offerings in the future.

Future resales of our Class A ordinary shares may cause the market price of our securities to drop significantly, even if our business is doing well.

In connection with the Business Combination, certain former Horizon shareholders and certain of our officers and directors entered into a lock-up agreement pursuant to which they will be contractually restricted from selling or transferring any of (i) their Class A ordinary shares held immediately following the Closing and (ii) any of their Class A ordinary shares that result from converting securities held immediately following the Closing (the “Lock-Up Shares”). Such restrictions began at Closing and end the earliest of: (a) six months from the Closing, (b) the date we consummate a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (c) the date on which the closing sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the Closing.

The Sponsor is subject to a lock-up pursuant to a letter agreement, entered into at the time of the IPO, among Pono, the Sponsor and the other parties thereto, pursuant to which the Sponsor is subject to a lock-up beginning on the Closing and end the earliest of: (a) six months from the Closing, (b) the date we consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (c) the date on which the closing sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the Closing.

However, following the expiration of such lock-ups, the Sponsor and the holders of Lock-Up Shares will not be restricted from selling our Class A ordinary shares held by them, other than by applicable securities laws. As such, sales of a substantial number of Class A ordinary shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A ordinary shares. Upon completion of the Business Combination, the Sponsor and the holders of Lock-Up Shares (including the Class A ordinary shares issued as awards as a result of conversion of Horizon common shares that were reserved for issuance pursuant to outstanding stock options and unvested restricted stock units outstanding as of immediately prior to the Closing) will collectively beneficially own approximately 51.1% of the outstanding Class A ordinary shares.

The shares held by Sponsor and the Lock-Up Shareholders may be sold after the expiration of their applicable lock-up periods. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our Class A ordinary share price or the market price of our Class A ordinary shares could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

New Horizon recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we implement stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. At a minimum the monitoring includes annual assessments by our Chief Information Security Officer (“CISO”). This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

The Board is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence,

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of independent board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Management’s Role Managing Risk

The CISO and our Chief Executive Officer play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;

●	Status of ongoing cybersecurity initiatives and strategies;

●	Incident reports and learnings from any cybersecurity events; and

●	Compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee, CISO and Chief Executive Officer maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated our broader strategic objectives. The Audit Committee conducts an annual review of the Company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Risk Management Personnel

Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with the CISO, Jason O’Neill. With over 25 years of experience in the field of IT Technology and enterprise security, Mr. O’Neill brings a wealth of expertise to his role. His background includes extensive experience achieving bank and government-level compliant security practices in high-performance technology companies. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO oversees our governance programs, communicates cyber security threats, remediates known risks, and oversees our employee training program.

Monitor Cybersecurity Incidents

The CISO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Business Continuity Plan

Access to company files and data is critical to our effective operation and financial performance. The Company is aware that cybersecurity treats including ransomware must be identified and mitigated with minimal impact to corporate objectives. We employ a secure data governance policy that includes off-site, secure, multi-cloud data storage to ensure that risks to critical business operations are mitigated in the rare case of an incident.

Reporting to Board of Directors

The CISO, in his capacity, regularly informs the Chief Financial Officer and Chief Executive Officer of all aspects related to cybersecurity risks and incidents. This ensures that the senior management team is kept abreast of the cybersecurity posture and potential risks facing New Horizon. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

Item 2. Properties

New Horizon’s principal executive offices are located at 3187 Highway 35, Lindsay, Ontario, K9V 4R1. New Horizon leases office space and an aircraft hangar in Lindsay Ontario, which serves as the corporate headquarters, and office space and light composite manufacturing space in Haliburton Ontario. New Horizon believes that these properties are sufficient for its business and operations as currently conducted.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Class A ordinary shares and Public Warrants are each traded on the Nasdaq Capital Market under the symbols “HOVR,” and “HOVRW,” respectively.

As of March 28, 2024, there were 36 holders of record of our Class A ordinary shares and 2 holders of record of our Public Warrants.

Dividends

We have not paid any cash dividends on our Class A ordinary shares to date. The payment of cash dividends by us in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our Board.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2023, we did not have any securities authorized for issuance under equity compensation plans. On January 12, 2024, in connection with the Transactions, our shareholders approved the New Horizon Aircraft Ltd. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). We have reserved a total of 1,697,542 Class A ordinary shares for issuance pursuant to the 2023 Equity Incentive Plan.

Recent Sales of Unregistered Securities

See “Use of Proceeds from the Initial Public Offering,” below.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

As previously reported, on February 14, 2023, Pono completed its IPO (the “Offering”) of 10,000,000 units (“Units”). Each Unit consists of one share of Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), and one redeemable warrant (“Public Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A ordinary shares at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-268283). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

New Horizon Aircraft Ltd. (the “Company,” “we,” “us,” or “Horizon”) All references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” or “Horizon”, except that references to the “Company” “we,” “us,” “Pono,” or “New Horizon” in this Item 7 refer to New Horizon Aircraft Ltd. f/k/a Pono Capital Three, Inc.

We were originally a blank check company incorporated in Delaware on March 11, 2022 as Pono Capital Three, Inc., (“Pono”) (subsequently redomiciled in the Cayman Islands on October 14, 2022) formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On February 14, 2023, we consummated an initial public offering (the “Initial Public Offering”). On January 12, 2024, we completed a series of transactions that resulted in the combination (the “Business Combination”) of Pono with Robinson Aircraft, Ltd. d/b/a Horizon Aircraft (“Horizon”) pursuant to the previously announced Business Combination Agreement, dated as of August 15, 2023, (as amended by that certain Business Combination Agreement Waiver, dated as of December 27, 2023, the “Business Combination Agreement”) by and among Pono, Pono Three Merger Acquisitions Corp., a British Columbia company and wholly-owned subsidiary of Pono (“Merger Sub”), and Horizon, following the approval at the extraordinary general meeting of the shareholders of Pono held on January 4, 2024. On January 10, 2024, pursuant to the Business Combination Agreement, Pono was continued and de-registered from the Cayman Islands and redomesticated as a British Columbia company on January 11, 2024 (the “SPAC Continuation”). Pursuant to the BCA, on January 12, 2024, Merger Sub and Horizon were amalgamated under the laws of British Columbia, and Pono changed its name to New Horizon Aircraft Ltd., and the business of Horizon became the business of New Horizon. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Pono was treated as the acquired company and Horizon was treated as the acquirer for financial statement reporting purposes.

The Business Combination is a subsequent event that occurred after the periods for which the financial information herein is presented. However, an annual report on Form 10-K, including financial statements of the Company for the periods presented herein, is required to be filed with the SEC. The financial information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical operations of the Company prior to the Business Combination, unless otherwise noted. For additional information on the Business Combination please see Note 10 in the notes to the audited financial statements in this Annual Report on Form 10-K. For additional information on the corporate history of our Company please see Note 1 in the notes to the audited financial statements in this Annual Report on Form 10-K.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2023 were organizational activities, and since the closing of our Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net income of $8,614,602, which resulted from an interest on investments held in Trust Account of $5,216,421, partially offset by $6,160,000 of change in fair value of the forward purchase agreement, income tax expense of $1,095,448 and formation and operating costs of $1,666,371.

For the period from March 11, 2022 (inception) through December 31, 2022, we had a net loss of $8,687, which consisted of formation and operating costs of $8,687.

Liquidity and Capital Resources

For the year ended December 31, 2023, net cash used in operating activities was $2,124,922, which was due to interest on investments in the Trust Account of $5,216,421, and $6,160,000 of change in fair value of the forward purchase agreement, partially offset by our net income of $8,614,602, and changes in working capital of $636,867.

For the period from March 11, 2022 (inception) through December 31, 2022, net cash used in operating activities was $10,059, which was due to our net loss of $8,687, and changes in working capital of $1,372.

For the year ended December 31, 2023, net cash used in investing activities was $116,745,000 which was due to the investment of cash in the Trust Account of $117,875,000, partially offset by proceeds from the Trust Account to pay franchise taxes of $1,130,000.

There were no cash flows from investing activities for the period from March 11, 2022 (inception) through December 31, 2022.

For the year ended December 31, 2023, net cash provided by financing activities was 118,797,783, which was due to the proceeds from sale of Placement Units of $5,653,750, proceeds from the sale of units, net of underwriting discount paid of $113,735,000, proceeds from stock subscriptions received of $206, proceeds from related party loans of $175,000, partially offset by the payment of offering costs of $466,173, and repayment of the Promissory Note of $300,000.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 565,375 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to the Sponsor, including 54,000 Placement Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $5,653,750, which is described in Note 4.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023 and December 31, 2022.

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

Promissory Notes - Related Party

On April 25, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of (i) March 31, 2023 or (ii) the date on which Company consummates the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $300,000 under the Promissory Note. On February 15, 2023, the Company repaid the outstanding balance under the Promissory Note of $300,000 that was borrowed prior to our initial public offering. As of December 31, 2023, there was no borrowings outstanding under the Promissory Note. As of December 31, 2022, the outstanding balance under the Promissory Note was $300,000. As of December 31, 2023 and December 31, 2022, there was $175,000 and $0, respectively, borrowings outstanding under the related party loans.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statement that require estimation but are not deemed critical, as defined above, other than the Forward Purchase Agreement, as described below.

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The accounting pronouncement is not expected to have a material impact on the Company's disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth, as of March 28, 2024, the name, age and position of each of our executive officers and directors.

Name	Age	Position
Executive Officers
Brandon Robinson(3)	44	Chief Executive Officer, Director
Jason O’Neill(2)	46	Chief Operating Officer, Director
Brian Merker	47	Chief Financial Officer
Stewart Lee	50	Head of People & Strategy
Non-Employee Directors
Trisha Nomura(1)	44	Director
John Maris(2)	66	Director
John Pinsent(1)	63	Director

(1)	Class I Director
(2)	Class II Director
(3)	Class III Director

Background of Directors and Executive Officers

Executive Officers

Brandon Robinson. Brandon Robinson has served as the Chief Executive Officer and as a member of the Board of New Horizon since the Business Combination, and previously served as the founder and Chief Executive Officer of Horizon and led the Horizon team since its inception in 2013. He has dedicated his life to aviation, initially as a CF-18 pilot in the Canadian Armed Forces (CAF) before moving into large scale military capital projects. Upon leaving the CAF, Mr. Robinson, discovered his passion for the Advanced Air Mobility movement. Mr. Robinson serves on the Board of Directors of the Ontario Aerospace Council. Mr. Robinson has a Bachelor of Mechanical Engineering from Royal Military College, an MBA from Royal Roads University, has co-authored several successful aerospace patents, and holds an Airline Transport Pilots License. His deep operational experience alongside a passion for technical innovation has propelled Horizon to the forefront of the Advanced Air Mobility movement.

We believe that Mr. Robinson, given his extensive experience as a front-line fighter pilot, mechanical engineering knowledge and adept managing acumen, is qualified to serve as a member of our Board due to his unique combination of skills he brings as our co-founder and Chief Executive Officer.

Jason O’Neill. Jason O’Neill has served as Chief Operating Officer and as a member of the Board of New Horizon since the Business Combination. Mr. O’Neill previously served as Horizon’s Chief Operating Officer since January 2019. Mr. O’Neill has more than 20 years of experience in senior roles scaling tech-based start-ups. Prior to joining Horizon, Mr. O’Neill worked at Centtric as the Director of Product and Strategy for 13 years. Most recently he served as the Director of Product and Data for Thoughtwire for nearly 10 years. Mr. O’Neill’s previous organizations were focused on problem solution, leveraging leading edge computer-based technologies. Mr. O’Neill has attended the University of Toronto and the University of Waterloo.

Mr. O’Neill is qualified to serve on our board based on his operational experience scaling businesses, as well as his historical experience as Chief Operating Officer of Horizon.

Brian Merker. Brian Merker has served as Chief Financial Officer of New Horizon since the Business Combination. Mr. Merker has more than 20 years of senior financial management experience including 10 years serving in the Aviation sector, most recently as Chief Financial Officer of Skyservice Business Aviation from 2018 to 2022, supporting growth efforts in aircraft management, maintenance, fixed-based operations, charter, and brokerage. Prior to Skyservice Business Aviation, Mr. Merker served as Vice President of Finance from 2015 to 2018, with Discovery Air, a publicly traded organization that includes a diverse range of aviation related services including fighter jet pilot training, rotary-wing services, a commercial fixed-wing airline, fire suppression support, as well as aircraft engineering and maintenance. Prior to his time at Discovery Air, Mr. Merker served as Vice President of Finance from 2007 to 2012 at Score Media, a publicly traded company focused on sports broadcast and technology innovation. Mr. Merker began his career in the KPMG audit practice, where he served from 2003 to 2006. During this time he gained significant exposure to SEC registrants at the commencement of the Sarbanes-Oxley legislation. Mr. Merker obtained his Honours Commerce degree in Economics from Guelph University before attending Queen’s University to complete his Chartered Professional Accounting academia requirements.

Stewart Lee. Stewart Lee has served as the Head of People and Strategy at New Horizon since the Business Combination, and previously served as Horizon’s Head of People and Strategy since 2013. Prior to joining Horizon, Mr. Lee formed his own company, providing human resources consulting services to a wide array of clients. Previously, Mr. Lee was the Director of Human Resources for Steel-Craft Door Products, a large Canadian national manufacturing company, for 11 years. Mr. Lee also served in the Canadian Armed Forces as a Logistics Officer for 6 years. Mr. Lee holds a Bachelor of Commerce degree from Royal Roads University. He also holds an MBA in management from Royal Roads University and has been a Chartered Professional in Human Resources since 2009.

Non-Employee Directors

Trisha Nomura. Trisha Nomura has served as independent director and chairperson of the Audit Committee of New Horizon since the Business Combination. Ms. Nomura served as an independent director of Pono and was the chairperson of Pono’s Audit Committee prior to the Business Combination. She currently serves as an independent director of Pono Capital Two, Inc. (Nasdaq: PTWO). Since July 2018, Ms. Nomura has owned a consulting firm, Ascend Consulting, LLC. Prior to opening her own firm, Ms. Nomura worked in both public accounting and private industry. Ms. Nomura was the Chief Operating Officer of HiHR from July 2015 to December 2016, and the Vice President of Strategic Services from May 2014 to July 2015. Ms. Nomura also served as the Chief People Officer of ProService Hawaii from January 2017 to June 2018. Ms. Nomura began volunteering with the HSCPA since 2010 through the YCPA Squad, has been the Treasurer of Kaneohe Little League since 2013, and is a member of the AICPA, where she was selected to attend the Leadership Academy, has served as an at-large Council member and also served on the Association Board of Directors. Ms. Nomura is a CPA, not in public practice, and a CGMA. She is a graduate of Creighton University, where she obtained her Bachelor of Science in Business Administration in accounting, and of the University of Hawaii at Manoa, where she earned her Master of Accountancy degree.

Ms. Nomura’s consulting, accounting and management skills and knowledge make her an important addition to our Board.

John Maris. John Maris has served as an independent director of New Horizon since the Business Combination. Dr. Maris has served as the Chief Executive Officer of Advanced Aerospace Solutions, LLC (“Advanced Aerospace”), a privately held business that provides consulting services in the aerospace industry, since 2008. At Advanced Aerospace, Dr. Maris has served as the principal flight-test investigator and test pilot for NASA’s Traffic Aware Strategic Aircrew Request (TASAR) technology. Since 1995, Dr. Maris has also served as President and Chief Executive Officer of Marinvent Corporation, a company established to develop procedures and technologies to increase the efficiency and reduce the risk of aeronautical programs, including the Electronic Flight Bag (EFB) technology. Dr. Maris also founded Maris Worden Aerospace in 1986. From 1993 to 1995, Dr. Maris served as the Mobile Servicing System Control Equipment Manager for the International Space Station for the Canadian Space Agency. From 1983 to 1993, Mr. Maris was a project officer and experimental test pilot for the Canadian Department of National Defense. In 1983, Dr. Maris enlisted in the Royal Canadian Air Force and graduated from the United States Air Force Test Pilot Course at Edwards Air Force Base in California in 1989. Dr. Maris subsequently served four years as Project Officer and Experimental Test Pilot at the Aerospace Engineering Test Establishment at Cold Lake, Alberta. In 1995, holding the rank of Major, Dr. Maris retired from the Canadian Forces to devote full-time to Marinvent Corporation. Dr. Maris earned a B.Sc. in Aeronautical Engineering at the Imperial College of Science and Technology at London University in 1979, and subsequently earned a Master of Aeronautical Science degree in 1982 and a Master of Aviation Management degree in 1983, both with Distinction from Embry-Riddle Aeronautical University (ERAU) at Daytona Beach, Florida. In 2017, Dr. Maris received his Ph.D. from ERAU, earning his doctorate in Aviation Safety and Human Factors. In 2018 he was granted Affiliate Professor status at Concordia University in Montréal. Dr. Maris sits on a number of the Concordia University’s boards and is also on the Centre technologique en aérospatiale board.

Dr. Maris’ vast experience in the aerospace industry, both as a pilot and entrepreneur, makes him an important addition to our Board.

John Pinsent. John Pinsent has served as an independent director of New Horizon since the Business Combination. In 2004. Mr. Pinsent founded St. Arnaud Pinsent Steman Chartered Professional Accountants (“SPS”), a chartered professional accounting firm based out of Edmonton, Alberta, Canada. Before founding SPS, Mr. Pinsent worked for ten years at Ernst & Young LLP, earning his Chartered Accountants designation in 1996. From 1986 to 1994, Mr. Pinsent served as the Controller and Vice President Finance of an Alberta based international retail organization. Mr. Pinsent earned his Bachelor of Education and Bachelor of Commerce (AD) degrees at the University of Alberta, has an ICD.D designation from the Institute of Corporate Directors and became an FCPA in 2013. Mr. Pinsent serves as a board member of Enterprise Group, Inc., a Toronto Stock Exchange listed company that provides specialized equipment and services in the build out of infrastructure for energy, pipeline, and construction industries. He also sits on the board of directors of several private companies and supports numerous non-profit and philanthropic initiatives. He has experience serving as board and audit committee chairs and has extensive experience in compliance and corporate governance in the public markets.

Mr. Pinsent’s experience providing accounting, audit, tax and business advisory services, along with his public company and board experience, make him an important addition to our Board.

Family Relationships

Brian Robinson, our Chief Engineer and one of our named executive officers, is the father of Brandon Robinson. Jason O’Neill is the brother-in-law of Brandon Robinson. There are no other family relationships among any of our directors or executive officers.

Board Composition

Our business and affairs are organized under the direction of our Board. The Board consists of five members upon consummation of the Business Combination. The primary responsibilities of the Board is to provide oversight, strategic guidance, counseling, and direction to our management. The Board will meet on a regular basis and additionally as required.

In accordance with our Articles, our Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. The directors are assigned to the following classes:

●	Class I consists of Ms. Nomura and Mr. Pinsent, whose terms will expire at our 2025 annual meeting of shareholders;

●	Class II consists of Mr. O’Neill and Mr. Maris, whose terms will expire at our 2026 annual meeting of shareholders; and

●	Class III consists of Mr. Brandon Robinson, whose term will expire at our 2027 annual meeting of shareholders.

At each annual meeting of shareholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of our Board may have the effect of delaying or preventing changes in our control or management.

Director Independence

As a result of our Class A ordinary shares being listed on the Nasdaq, we adhere to the listing rules of the Nasdaq in affirmatively determining whether a director is independent. Our Board has consulted, and will consult, with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Each of the directors other than Mr. Brandon Robinson and Mr. O’Neill qualify as independent directors as defined under the listing rules of the Nasdaq, and our board consists of a majority of independent directors, as defined under the rules of the SEC and Nasdaq Listing Rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, the compensation committee, and the nominating and corporate governance committee, as discussed below.

Board Oversight of Risk

One of the key functions of our Board will be informed oversight of its risk management process. The Board does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, our Board will be responsible for monitoring and assessing strategic risk exposure and our audit committee will have the responsibility to consider and discuss the combined company’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee will also monitor compliance with legal and regulatory requirements. Our compensation committee will also assess and monitor whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Committees

Our Board established an audit committee, a compensation committee and a nominating and corporate governance committee. Our Board adopted a written charter for each of these committees, which complies with the applicable requirements of current Nasdaq Listing Rules. Copies of the charters for each committee are available on the investor relations portion of New Horizon’s website. The composition and function of each committee will comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations.

Audit Committee

The members of the audit committee are Ms. Nomura (Chair), Mr. Maris, and Mr. Pinsent. Our Board has determined that each of the members of the audit committee will be an “independent director” as defined by, and meet the other requirements of the Nasdaq Listing Rules applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act, including that each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and current employment. The audit committee will meet on at least a quarterly basis. Both the combined company’s independent registered public accounting firm and management intend to periodically meet privately with our audit committee.

The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing policies on risk assessment and risk management;

●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Audit Committee Financial Expert

Our Board has determined that Ms. Nomura qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Listing Rules. In making this determination, our Board considered Ms. Nomura’s formal education, training, and previous experience in financial roles.

Compensation Committee

The members of the compensation committee are Mr. Pinsent (Chair), Ms. Nomura, and Mr. Maris. Our Board has determined that each of the members will be an “independent director” as defined by the Nasdaq Listing Rules applicable to members of a compensation committee. The Board has determined that each of the members of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfy the independence requirements of the Nasdaq. The compensation committee will meet from time to time to consider matters for which approval by the committee is desirable or is required by law.

Specific responsibilities of our compensation committee include:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of our other executive officers;

●	reviewing and recommending our Board the compensation of our directors;

●	reviewing our executive compensation policies and plans;

●	reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate;

●	administering our incentive compensation equity-based incentive plans;

●	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	if required, producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing and establishing general policies relating to compensation and benefits of our employees; and

●	reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Mr. Maris (Chair), Ms. Nomura and Mr. Pinsent. The Board determined that each of the members will be an “independent director” as defined by the Nasdaq Listing Rules applicable to members of a nominating committee. The nominating and corporate governance committee will meet from time to time to consider matters for which approval by the committee is desirable or is required by law.

Specific responsibilities of our nominating and corporate governance committee include:

●	identifying, evaluating and selecting, or recommending that our Board approve, nominees for election to our Board;

●	evaluating the performance of our Board and of individual directors;

●	reviewing developments in corporate governance practices;

●	evaluating the adequacy of our corporate governance practices and reporting;

●	reviewing management succession plans; and

●	developing and making recommendations to our Board regarding corporate governance guidelines and matters.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees. A copy of our code of ethics is available on its website. We also intend to disclose future amendments to, or waivers of, its code of ethics, as and to the extent required by SEC regulations, on its website.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee was at any time one of New Horizon’s officers or employees. None of New Horizon’s executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of our Board or compensation committee.

Shareholder and Interested Party Communications

Stockholders and interested parties may communicate with our Board, any committee chairperson or the non-management directors as a group by writing to the board or committee chairperson in care of New Horizon Aircraft Ltd., 3187 Highway 35, Lindsay, Ontario K9V 4R1 Canada. Each communication will be forwarded, depending on the subject matter, to the Board, the appropriate committee chairperson or all non-management directors.

Limitations of Liability and Indemnification of Directors and Officers

Under the BCBCA, a director of a company is jointly and severally liable to restore to the company any amount paid or distributed as a result of paying dividends, commissions and compensation, among other things, contrary to the BCBCA. A director of a company will not be found liable under the BCBCA if the director relied, in good faith, on (i) financial statements of the company represented to the director by an officer of the company or in a written report of the auditor of the company, (ii) a written report of a lawyer, accountant, engineer, appraiser or other person whose profession lends credibility to a statement made by that person, (iii) a statement of fact represented to the director by an officer of the company to be correct, or (iv) any record, information or representation that the court considers provides reasonable grounds for the actions of the director, whether or not the record was forged, fraudulently made or inaccurate, or the information or representation was fraudulently made or inaccurate. Further, a director of a company is not liable under the BCBCA if the director did not know and could not reasonably have known that the act done by the director or authorized by resolution voted for or consented to by the director was contrary to the BCBCA.

We have purchased and intend to maintain director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to the combined company, including matters arising under the Securities Act.

Our Articles provide that we must indemnify all eligible parties (which includes our current, former or alternate directors and officers), and such person’s heirs and legal personal representatives, as set out in the BCBCA, against all eligible penalties to which such person is or may be liable, and we must, after the final disposition of an eligible proceeding, pay the expenses actually and reasonably incurred by such person in respect of that proceeding. Each director is deemed to have contracted with us on the terms of indemnity contained in our Articles. In addition, we may indemnify any other person in accordance with the BCBCA.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceedings that may result in a claim for such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, executive officers or persons controlling the combined company, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our common stock with the SEC by certain deadlines. Based on a review of Section 16 filings with respect to our Company made during or with respect to the preceding year, we are not aware of any late Section 16(a) filings.

Item 11. Executive Compensation

Executive and Director Compensation of Pono

Prior to the Consummation of the Transactions

As of December 31, 2023, Pono had three executive officers, Davin Kazama (Chief Executive Officer and Director), Gary Miyashiro (Chief Financial Officer), and Dustin Shindo (Chairman of the Board). Upon the consummation of the Transactions, and in accordance with the terms of the Business Combination Agreement, each of the Pono executive officers ceased serving in such capacities.

We entered into an agreement with the Sponsor whereby, commencing from the date of Pono’s initial public offering on February 14, 2023, through the earlier of the consummation of an initial business combination and our liquidation, we agreed to pay the Sponsor, $10,000 per month for general and administrative services, including office space, utilities and administrative services. For the period from February 14, 2023 to December 31, 2023, we incurred $105,000 of administrative services under this arrangement. In connection with the consummation of the Business Combination, this agreement was terminated. See Note 5 in the notes to the audited financial statements in this Annual Report for further information.

No other compensation of any kind, including finder’s and consulting fees, was paid by Pono to its Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of the Business Combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations.

Executive and Director Compensation of New Horizon

We are currently considered an “emerging growth Company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years and an Outstanding Equity Awards at Fiscal Year End Table for our last completed fiscal year. These reporting obligations extend only to the following “named executive officers,” who are the individuals who served as our principal executive officer and the next two most highly compensated executive officers at the end of the fiscal year 2023.

This section discusses material components of the executive compensation programs for New Horizon’s executive officers who area named in the “Summary Compensation Table” below. In 2023, New Horizon’s “named executive officers” and their positions were as follows:

●	Brandon Robinson, Chief Executive Officer;

●	Jason O’Neill, Chief Operating Officer; and

●	Brian Robinson, Chief Engineer.

This discussion may contain forward-looking statements that are based on New Horizon’s current plans, considerations, expectations, and determinations regarding future compensation programs.

Summary Compensation Table

The following table contains information pertaining to the compensation of New Horizon’s named executives for the years ending December 31, 2023 and 2022.

Name and Position	Year	Salary ($CAD)	Bonus ($)	Stock Awards ($)	Option Awards ($CAD)(1)(2)	Non-Equity Incentive Plan Compensation ($CAD)	Non-qualified Deferred Compensation Earnings ($CAD)	All Other Compensation ($CAD)	Total ($CAD)
Brandon	2023	200,384	—	34,699	—	—	—	—	235,083
Robinson, Chief Executive Officer	2022	230,000	—	—	82,280	—	—	—	312,280

Jason	2023	168,346	—	35,435	—	—	—	—	203,781
O’Neill, Chief Operating Officer	2022	180,000	—	—	84,026	—	—	—	264,026

Brian Robinson,	2023	114,750	—	28,348	—	—	—	—	143,098
Chief Engineer	2022	110,500	—	—	67,221	—	—	—	177,721

(1)	Options vest and will become exercisable in three equal installments over a 3-year period.
(2)	Option grants valued using a Black-Scholes method with a strike price equal to fair market value at $CAD0.76, vest in three equal installments over a 3-year period, have a risk-free rate of 4.30% and an annualized volatility of 100%.

Narrative to the Summary Compensation Table

Annual Base Salary

We pay our named executive officers a base salary to compensate them for services rendered to our company. The base salary payable to our named executive officers is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Equity Compensation

We have granted stock options to our employees, including our named executive officers, in order to attract and retain them, as well as to align their interests with the interests of our shareholders. In order to provide a long-term incentive, these stock options vest over three years subject to continued service.

In connection with the Business Combination we adopted the 2023 Equity Incentive Plan, effective January 12, 2024. For additional information about the 2023 Equity Incentive Plan, see the section titled “Summary of the 2023 Equity Incentive Plan” section of this prospectus.

Other Elements of Compensation

Retirement Savings and Health Spending Account and Group Benefits

All of our full-time employees, including our named executive officers, are eligible to participate in our pension and health plans. The health spending account program will reimburse costs that include medical, dental and vision benefits A group benefits plan to provide for short-term and long-term disability insurance; life and AD&D insurance will be offered to all full-time employees.

Perquisites and Other Personal Benefits

We determine perquisites on a case-by-case basis and will provide a perquisite to a named executive officer when we believe it is necessary to attract or retain the named executive officer. We did not provide any perquisites or personal benefits to our named executive officers not otherwise made available to our other employees in 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of Class A ordinary shares underlying unexercised option awards  for each named executive officer as of December 31, 2023.

	Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price $CAD		Option Expiration Date
Brandon Robinson, Chief Executive Officer	08/02/2022	47,737	95,476	$CAD	0.76	08/02/2030
Jason O’Neill, Chief Operating Officer	08/02/2022	48,750	97,502	$CAD	0.76	08/02/2030
Brian Robinson, Chief Engineer	08/02/2022	39,000	78,001	$CAD	0.76	08/02/2030

(1)	The options are presented on a post-Business Combination basis, reflecting the exchange of options to purchase Legacy Horizon common shares for options to purchase Class A ordinary shares of New Horizon.
(2)	The option will become exercisable in three equal annual installments beginning on 08/02/2023.

Executive Compensation Arrangements After the Transactions

Employment Agreements

As a result of the Business Combination, New Horizon entered into employment agreements with the New Horizon’s executive officers: Brandon Robinson (Chief Executive Officer), James O’Neill (Chief Operating Officer), Brian Merker (Chief Financial Officer), and Brian Robinson (Chief Engineer) (each an “Employment Agreement, and collectively, the “Employment Agreements”).

The Employment Agreements all provide for at-will employment that may be terminated by the employee with thirty days’ notice to New Horizon of resignation from employment; by New Horizon without notice, payment in lieu of notice, benefit continuation (if applicable) or compensation of any kind, where permitted by the Ontario Employment Standards Act, 2000, as amended from time to time (the “ESA”), which includes willful misconduct, disobedience or willful neglect of duty that is not trivial and has not been condoned by New Horizon; or by New Horizon with notice or pay in lieu of notice by providing the employee (i) the minimum amount of notice, pay in lieu of notice (or a combination of both), severance pay, vacation pay and benefit continuation (if applicable) and any other entitlements strictly required by the ESA, calculated from the date of the employee’s original employment with Horizon; plus (ii) such additional amount of payment of Base Salary (as defined below) in lieu of notice (“Additional Pay in Lieu of Notice”), as is necessary to ensure that the aggregate of the statutory notice, pay in lieu of notice and severance pay entitlements under (a) above and the Additional Pay in Lieu of Notice under sub-section (ii), (b), at a minimum equals twelve (12) months, and such aggregate shall increase by additional one (1) month payment of the employee’s Base Salary in lieu of notice for each completed year of service from the Effective Date to an overall cumulative maximum of 24 months of Base Salary; plus, (iii) payment of a prorated portion of any bonuses that the employee is eligible to receive as of the date of termination, calculated to the end of the Severance Period based upon the average incentive compensation paid to the employee in the two years prior to the year in which notice of termination is communicated. For the purposes of the Employment Agreements, the period for which an employee receives notice and/or payment, calculated from the date the employee is advised of the termination of his employment, is the “Severance Period.”

If following a Change of Control (as defined in the Employment Agreements), New Horizon gives the employee Good Reason to terminate his employment and the related Employment Agreement, and provided the employee exercises that right within two years from the date of the Change of Control, the employee shall be entitled to receive the benefits set forth above, as if the employee’s employment had been terminated on a without cause basis. “Good Reason” means the occurrence of (i) a constructive termination of employment and of the Employment Agreement; (ii) any material and unilateral change in employee’s title, responsibilities, or authority in place at the time of the Change of Control; (iii) any material reduction in the Base Salary paid to employee at the time of the Change of Control; (iv) any termination or material reduction in the aggregate value of the employee benefit programs, including, but not limited to, pension, life, disability, health, medical or dental insurance, in which the employee participated or under which the employee was covered at the time of Change of Control; or (v) the employee’s assignment to any significant, ongoing duties inconsistent with his skills, position (including status, offices, titles and reporting requirements), authority, duties or responsibilities, or any other action by New Horizon, which results in material diminution of such position.

The Employment Agreements provide for a base salary of $CAD295,000 for E. Brandon Robinson; $CAD225,000 for each of Jason O’Neill and Brian Merker; and $CAD170,000 for Brian Robinson (each a “Base Salary”). Possible annual performance bonuses and equity grants under the 2023 Equity Incentive Plan are to be determined by New Horizon’s compensation committee.

Contractor Agreement

In connection with the Closing of the Business Combination, New Horizon entered into a Contractor Agreement (the “Contractor Agreement”), dated January 12, 2024 (the “Effective Date”), by and among New Horizon, 2195790 Alberta Inc. (the “Contractor”) and Stewart Lee (the “Keyman”). Pursuant to the Contractor Agreement, the Contractor will be providing certain services (the “Services”) as the Head of People & Strategy through the Keyman. The term of the Contractor Agreement began on the Effective Date and unless earlier terminated, will automatically expire on December 31, 2025 (the “Expiry Date”) and may be extended by mutual agreement in writing. New Horizon will pay the Contractor for the performance of the Services fees in the amount of $CAD120.00 per hour (the “Fees”).

The Contractor Agreement may be terminated by mutual agreement; for convenience by either party upon the delivery of, (i) if by the Contractor, 90 calendar days’ prior written notice to New Horizon, and if by New Horizon, 60 calendar days’ prior written notice to the Contractor; or by New Horizon for material breach. Upon the expiration or earlier termination of the Contractor Agreement for any reason, New Horizon will provide the Contractor with only the Fees accrued and owing to the Contractor up to and including the Expiry Date or earlier termination date.

Director Compensation

We have not historically maintained a formal non-employee director compensation program but have made stock and option grants to non-employee directors when determined appropriate. Additionally, we provide reimbursement to our non-employee directors for their reasonable expenses incurred in attending meetings of our Board and its committees. We intend to approve and implement a compensation program for our non-employee directors.

Summary of the 2023 Equity Incentive Plan

General.

The purpose of the 2023 Equity Incentive Plan is to secure for New Horizon and its shareholders the benefits inherent in share ownership by the employees and directors of New Horizon and its affiliates who, in the judgment of the Board, will be largely responsible for its future growth and success, to provide incentives to the interests of employees, officers and directors that align their interests to the interests of the shareholders. These incentives are provided through the grant of stock options, deferred share units, restricted share units (time based or in the form of performance share units) and share awards (collectively, the “Awards”).

Eligibility.

Awards may be granted to employees, directors and consultants of New Horizon and any affiliate of New Horizon. As of January 12, 2024, approximately 20 employees, 3 non-employee directors and 4 consultants are anticipated to be eligible to participate in the 2023 Equity Incentive Plan.

Share Issuance Limits

The aggregate number of ordinary shares that may be subject to issuance under the 2023 Equity Incentive Plan is 1,697,452.

Stock Options

Option Grants

The 2023 Equity Incentive Plan authorizes the board of New Horizon to grant options. The number of ordinary shares, the exercise price per ordinary share, the vesting period and any other terms and conditions of options granted pursuant to the 2023 Equity Incentive Plan, from time to time are determined by the board at the time of the grant, subject to the defined parameters of the 2023 Equity Incentive Plan. The date of grant for the Options shall be the date such grant was approved by the Board.

Exercise Price

The exercise price of any Option cannot be less than the closing price on the Nasdaq immediately preceding the date of grant (the “Fair Market Value”), as converted to Canadian dollars based on the then current exchange rate.

Exercise Period, Blackout Periods and Vesting

Options are exercisable for a period of ten years from the date the option is granted or such greater or lesser period as determined by the Board. Options may be earlier terminated in the event of death or termination of employment or appointment. Vesting of Options is determined by the Board.

The right to exercise an option may be accelerated in the event a takeover bid in respect of the ordinary shares is made or other change of control transaction.

Pursuant to the 2023 Equity Incentive Plan, with respect to options held by participants who are not U.S. taxpayers, when the expiry date of an Option occurs during, or within nine (9) business days following, a “blackout period”, the expiry date of such option is deemed to be the date that is ten (10) business days following the expiry of such blackout period. Blackout periods are imposed by New Horizon to restrict trading of New Horizon’s securities by directors, officers, employees and certain others who hold options to purchase ordinary shares, in accordance with New Horizon’s insider trading policy and similar policies in effect from time to time, in circumstances where material non-public information exists, including where financial statements are being prepared but results have not yet been publicly disclosed.

Cashless Exercise Rights

Cashless exercise rights may also be granted under the 2023 Equity Incentive Plan, at the discretion of the Board, to an optionee in conjunction with, or at any time following the grant of, an Option. Cashless exercise rights under the 2023 Equity Incentive Plan effectively allow an optionee to exercise an Option on a “cashless” basis by electing to relinquish, in whole or in part, the right to exercise such Option and receive, in lieu thereof, a number of fully paid ordinary shares. The number of ordinary shares issuable on the cashless exercise right is equal to the quotient obtained by dividing the difference between the aggregate Fair Market Value and the aggregate option price of all ordinary shares subject to such option by the Fair Market Value of one (1) ordinary share.

Termination or Death

If an optionee dies while employed by New Horizon, any Option held by him or her will be exercisable for a period of 6 months or prior to the expiration of the Options (whichever is sooner) by the person to whom the rights of the optionee shall pass by will or applicable laws of descent and distribution. If an optionee is terminated for cause, no Option will be exercisable unless the Board determines otherwise. If an optionee ceases to be employed or engaged by New Horizon for any reason other than cause or death, then the options will be exercisable for a period of 90 days or prior to the expiration of the Options (whichever is sooner).

Restricted Share Units (“RSU”)

RSU Grant

The 2023 Equity Incentive Plan authorizes the Board to grant RSUs, in its sole and absolute discretion, to any eligible employee or director. Each RSU provides the recipient with the right to receive a cash payment equal to the market value of a Share (or, at the sole discretion of the Board, a Share) as a discretionary payment in consideration of past services or as an incentive for future services, subject to the 2023 Equity Incentive Plan and with such additional provisions and restrictions as the Board may determine. Each RSU grant shall be evidenced by a restricted share unit grant letter which shall be subject to the terms of the 2023 Equity Incentive Plan and any other terms and conditions which the Board deem appropriate.

Vesting of RSUs

Concurrent with the granting of the RSU, the Board shall determine the period of time during which the RSU is not vested and the holder of such RSU remains ineligible to receive ordinary shares. Such period of time may be reduced or eliminated from time to time for any reason as determined by the Board. Once the RSU vests, the RSU is automatically settled through a cash payment equal to the market value of a Share (or, at the sole discretion of the Board, a Share).

Retirement or Termination

In the event the participant retires, dies or is terminated during the vesting period, any unvested RSU held by the participant shall be terminated immediately provided however that the Board shall have the absolute discretion to accelerate the vesting date.

Deferred Share Units (“DSU”)

DSU Grant

The 2023 Equity Incentive Plan authorizes the Board to grant DSUs, in its sole and absolute discretion in a lump sum amount or on regular intervals to eligible directors. Each DSU grant shall be evidenced by a DSU grant letter which shall be subject to the terms of the 2023 Equity Incentive Plan and any other terms and conditions which the Board, on recommendation of the Committee, deem appropriate. A DSU entitles the recipient to receive, for each DSU redeemed, a cash payment equal to the market value of a share; alternatively, the Combined Entity may, at its sole discretion, elect to settle all or any portion of the cash payment obligation by the issuance of Shares from treasury.

Vesting of DSUs

A Participant is only entitled to redemption of a DSU when the eligible director ceases to be a director of the Combined Entity for any reason, including termination, retirement or death. DSUs of an eligible director who is a U.S. Taxpayer shall be redeemed and settled by the Combined Entity as soon as reasonably practicable following the separation from service.

Share Awards

The Board, on the recommendation of the compensation committee, shall have the right, subject to the limitations set forth in the 2023 Equity Incentive Plan, to issue or reserve for issuance, for no cash consideration, to any eligible person, any number of Shares as a discretionary bonus of Shares subject to such provisos and restrictions as the Board may determine. The aggregate number of Shares that may be issued as Share Awards is 1,000,000.

Provisions applicable to all grant of Awards

Participation Limits

The aggregate number of ordinary shares that may be issued and issuable under the 2023 Equity Incentive Plan together with any other securities-based compensation arrangements of New Horizon, as applicable:

(a)	to insiders shall not exceed 10% of New Horizon’s outstanding issue from time to time;

(b)	to insiders within any one-year period shall not exceed 10% of the New Horizon’s outstanding issue from time to time; and

(c)	to insiders within any one-year period, shares issuable under Awards under this 2023 Equity Incentive Plan shall not exceed 5% of New Horizon outstanding issue from time to time.

Any Award granted pursuant to the 2023 Equity Incentive Plan, prior to a participant becoming an insider, shall be excluded from the purposes of the limits set out in (a) and (b) above. The aggregate number of Options that may be granted under the 2023 Equity Incentive Plan to any one non-employee director of the Combined Entity within any one-year period shall not exceed a maximum value of $CAD150,000 worth of securities, and together with any Restricted Share Rights and Deferred Share Units granted under the 2023 Equity Incentive Plan and any securities granted under all other securities-based compensation arrangements, such aggregate value shall not exceed $CAD200,000 in any one-year period.

Transferability

Pursuant to the 2023 Equity Incentive Plan, any Awards granted to a participant shall not be transferable except by will or by the laws of descent and distribution. During the lifetime of a participant, Awards may only be exercised by the Participant.

Amendments to the 2023 Equity Incentive Plan

The Board may amend, suspend or terminate the 2023 Equity Incentive Plan or any Award granted under the 2023 Equity Incentive Plan without shareholder approval, including, without limiting the generality of the foregoing: (i) changes of a clerical or grammatical nature; (ii) changes regarding the persons eligible to participate in the 2023 Equity Incentive Plan; (iii) changes to the exercise price; (iv) vesting, term and termination provisions of Awards; (v) changes to the cashless exercise right provisions; (vi) changes to the authority and role of the Board under the 2023 Equity Incentive Plan; and (vii) any other matter relating to the 2023 Equity Incentive Plan and the Awards granted thereunder, provided however that:

(a)	such amendment, suspension or termination is in accordance with applicable laws and the rules of any stock exchange on which the Combined Entity’s shares are listed;

(b)	no amendment to the 2023 Equity Incentive Plan or to an Award granted thereunder will have the effect of impairing, derogating from or otherwise adversely affecting the terms of an Award which is outstanding at the time of such amendment without the written consent of the holder of such Award;

(c)	the expiry date of an Option shall not be more than ten (10) years from the date of grant of such Option, provided, however, that at any time the expiry date should be determined to occur either during a blackout period or within ten business days following the expiry of a blackout period, the expiry date of such Option shall be deemed to be the date that is the tenth business day following the expiry of the blackout period;

(d)	the Board shall obtain shareholder approval of:

(i)	any amendment to the aggregate number of shares issuable under the 2023 Equity Incentive Plan;

(ii)	any amendment to the limitations on shares that may be reserved for issuance, or issued, to insiders;

(iii)	any amendment that would reduce the exercise price of an outstanding Option other than pursuant to a declaration of stock dividends of shares or consolidations, subdivisions or reclassification of shares, or otherwise, the number of Shares available under the 2023 Equity Incentive Plan; and

(iv)	any amendment that would extend the expiry date of any Option granted under the 2023 Equity Incentive Plan except in the event that such option expires during or within ten (10) business days following the expiry of a blackout period.

If the 2023 Equity Incentive Plan is terminated, the provisions of the 2023 Equity Incentive Plan and any administrative guidelines and other rules and regulations adopted by the Board and in force on the date of termination will continue in effect as long as any Award pursuant thereto remain outstanding.

Administration

The 2023 Equity Incentive Plan is administered by the Board, which may delegate its authority to a committee or plan administrator. Subject to the terms of the 2023 Equity Incentive Plan, applicable law and the rules of Nasdaq, the Board (or its delegate) will have the power and authority to: (i) designate the eligible participants who will receive Awards, (ii) designate the types and amount of Award to be granted to each participant, (iii) determine the terms and conditions of any Award, including any vesting conditions or conditions based on performance of the Corporation or of an individual (“Performance Criteria”); (iv) interpret and administer the 2023 Equity Incentive Plan and any instrument or agreement relating to it, or any Award made under it; and (v) make such amendments to the 2023 Equity Incentive Plan and Awards as are permitted by the 2023 Equity Incentive Plan and the rules of the SEC and Nasdaq.

Summary of U.S. Federal Income Tax Consequences

The following summary is intended only as a general guide to the material U.S. federal income tax consequences of participation in the 2023 Equity Incentive Plan. The summary is based on existing U.S. laws and regulations, and there can be no assurance that those laws and regulations will not change in the future. The summary does not purport to be complete and does not discuss the tax consequences upon a participant’s death, or the provisions of the income tax laws of any municipality, state or foreign country in which the participant may reside. As a result, tax consequences for any particular participant may vary based on individual circumstances. The summary assumes that awards granted under the 2023 Equity Incentive Plan to U.S. taxpayers will be exempt from, or will comply with, Section 409A of the Code. If an award is not either exempt from, or in compliance with Section 409A, less favorable tax consequences may apply.

Nonstatutory Stock Options.

Options granted under the 2023 Equity Incentive Plan will be nonstatutory stock options having no special U.S. tax status. An optionee generally recognizes no taxable income as the result of the grant of such an option. Upon exercise of a nonstatutory stock option, the optionee normally recognizes ordinary income equal to the amount that the fair market value of the shares on such date exceeds the exercise price and New Horizon generally will be allowed a compensation expense deduction for the amount that the optionee recognizes as ordinary income. If the optionee is an employee, such ordinary income generally is subject to withholding of income and employment taxes. Upon the sale of stock acquired by the exercise of a nonstatutory stock option, any gain or loss, based on the difference between the sale price and the fair market value on the exercise date, will be taxed as capital gain or loss. No tax deduction is available to New Horizon with respect to the grant of a nonstatutory stock option or the sale of the stock acquired pursuant to such grant.

Restricted Share Rights, Performance Awards and Dividend Equivalents.

Recipients of grants of restricted stock units, performance awards or dividend equivalents (collectively, “deferred awards”) will not incur any federal income tax liability at the time the awards are granted. Award holders will recognize ordinary income equal to (a) the amount of cash received under the terms of the award or, as applicable, (b) the fair market value of the shares received (determined as of the date of receipt) under the terms of the award. Dividend equivalents received with respect to any deferred award will also be taxed as ordinary income. Shares to be received pursuant to a deferred award generally become payable on the date or payment event, as specified in the applicable award agreement. For awards that are payable in shares, a participant’s tax basis is equal to the fair market value of the shares at the time the shares become payable. Upon the sale of the shares, appreciation (or depreciation) after the shares are paid is treated as either short-term or long-term capital gain (or loss) depending on how long the shares have been held.

Share Awards

If a Share Award is payable in Shares that is subject to a substantial risk of forfeiture, unless a special election is made by the holder of the award under the Code, the holder must recognize ordinary income equal to the fair market value of the Shares received (determined as of the first time the Shares become transferable or not subject to substantial risk of forfeiture, whichever occurs earlier). The holder’s basis for the determination of gain or loss upon the subsequent disposition of Shares acquired pursuant to a Share Award will be the amount ordinary income recognized either when the Shares are received or when the Shares are vested.

Section 409A.

Section 409A of the Code provides certain requirements for non-qualified deferred compensation arrangements with respect to an individual’s deferral and distribution elections and permissible distribution events. Except for DSUs, Awards granted under the 2023 Equity Incentive Plan do not have any deferral feature that is subject to the requirements of Section 409A of the Code. If an award is subject to and fails to satisfy the requirements of Section 409A of the Code, the recipient of that award may recognize ordinary income on the amounts deferred under the award, to the extent vested, which may be prior to when the compensation is actually or constructively received. Also, if an award that is subject to Section 409A fails to comply with Section 409A’s provisions, Section 409A imposes an additional 20% federal income tax on compensation recognized as ordinary income, as well as interest on such deferred compensation. Certain states have enacted laws similar to Section 409A which impose additional taxes, interest and penalties on non-qualified deferred compensation arrangements. The Combined Entity will also have withholding and reporting requirements with respect to such amounts.

Tax Effect for the Combined Entity.

New Horizon generally will be entitled to a tax deduction in connection with an award under the 2023 Equity Incentive Plan in an amount equal to the ordinary income realized by a participant and at the time the participant recognizes such income (for example, the exercise of a nonstatutory stock option). Special rules could limit the deductibility of compensation paid to the Combined Entity’s chief executive officer and other “covered employees” as determined under Section 162(m) and applicable guidance.

THE FOREGOING IS ONLY A SUMMARY OF THE EFFECT OF THE U.S. FEDERAL INCOME TAXATION UPON PARTICIPANTS AND THE COMBINED COMPANY UNDER THE 2023 EQUITY INCENTIVE PLAN. IT DOES NOT PURPORT TO BE COMPLETE AND DOES NOT DISCUSS THE TAX CONSEQUENCES OF A PARTICIPANT’S DEATH OR THE PROVISIONS OF THE INCOME TAX LAWS OF ANY MUNICIPALITY, STATE, OR FOREIGN COUNTRY IN WHICH THE PARTICIPANT MAY RESIDE.

2023 Equity Incentive Plan Benefits

Because awards under the 2023 Equity Incentive Plan are discretionary, the benefits or amounts to be received by or allocated to participants and the number of shares to be granted under the 2023 Equity Incentive Plan cannot be determined at this time except as set forth below.

Upon the completion of the Business Combination, the 2023 Equity Incentive Plan replaced the Prior Plan. We agreed to exchange outstanding awards under the Prior Plan for New Horizon Options that will be governed by the 2023 Equity Incentive Plan. The New Plan Benefits table sets forth information with respect to the outstanding awards that we agreed to exchange for New Horizon Options.

New Plan Benefits

2023 Equity Incentive Plan

Name and Position	Number of Units (#)(1)
Brandon Robinson, Chief Executive Officer & Director	169,650
Jason O’Neill, Chief Operating Officer & Director	173,250
Stewart Lee, Head of People & Strategy & Director	42,000
Brian Robinson, Chief Engineer	138,600
All executive officers as a group	523,500
Non-executive director group	—
Non-executive officer employee group	169,765

(1)	Reflects number of outstanding options of Horizon. All options are exercisable at a price of $CAD0.76 per share.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee was at any time one of New Horizon’s officers or employees. None of New Horizon’s executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of our Board or compensation committee.

Compensation Committee Report

The Compensation Committee was formed in connection with the Closing of the Business Combination. As a result, the Compensation Committee has not reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management.

Submitted by the Compensation Committee of the Board:

John  Pinsent (Chair)

Trisha Nomura

John Maris

The material in this Compensation Committee Report is deemed “furnished” in this Annual Report on Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 28, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Class A ordinary shares by:

●	each person known by us to be the beneficial owner of more than 5% of New Horizon’s Class A ordinary shares;

●	each of our named executive officers and directors; and

●	each of our officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

In the table below, percentage ownership is based on 18,220,436 Class A ordinary shares outstanding as of March 28, 2024. The table below includes Exchange Consideration shares held in escrow pending any purchase price adjustment under the BCA, and excludes the Class A ordinary shares underlying the Placement Warrants held or to be held by Sponsor because these securities are not exercisable until registered, which may or may not occur within sixty (60) days.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Class A ordinary shares beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is 3187 Highway 35, Lindsay A6 K9V 4R1, Ontario Canada.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class
Directors and Named Executive Officers
Brandon Robinson(1)(2)	2,460,723	13.4%
Jason O’Neill(3)	381,774	2.1%
Brian Merker	0	—
Stewart Lee(4)	285,497	1.6
Brian Robinson(1)(5)	2,457,698	13.4%
Trisha Nomura	0	—
John Maris	0	—
John Pinsent	0	—
All executive officers and directors as a group (8 individuals)	3,268,182	17.5%

Greater than Five Percent Holders:
Mehana Capital LLC(6)	5,600,997	30.7%
Entities affiliated with Meteora Capital LLC (7)	1,580,127	8.7%
Robinson Family Ventures(1)	2,395,634	12.7%
Canso Strategic Credit Fund(8)	1,485,228	8.2%

(1)	Brandon Robinson and Brian Robinson are the directors of Robinson Family Ventures Inc. Brandon Robinson and Brian Robinson may each be deemed to share beneficial ownership of the securities held of record by Robinson Family Ventures Inc. Each of Brandon Robinson and Brian Robinson disclaims any such beneficial ownership except to the extent of his pecuniary interest.

(2)	Includes options to purchase 143,213 shares at a price of $CAD0.76 per share. The table reflects the options on a fully vested basis.

(3)	Includes options to purchase 146,252 shares at a price of $CAD0.76 per share. The table reflects the options on a fully vested basis.

(4)	Includes options to purchase 35,455 shares at a price of $CAD0.76 per share. The table reflects the options on a fully vested basis.

(5)	Includes options to purchase 117,001 shares at a price of $CAD0.76 per share. The table reflects the options on a fully vested basis. Also includes conversion of his convertible note into 23,187 Class A ordinary shares including interest accrued on the note as of December 1, 2023.

(6)	Based on a Form 4 filed January 17, 2024, Mehana Capital LLC, the Sponsor, is the record holder of the securities reported herein. Dustin Shindo is the managing member of the Sponsor. By virtue of this relationship, Mr. Shindo may be deemed to share beneficial ownership of the securities held of record by the Sponsor. Mr. Shindo disclaims any such beneficial ownership except to the extent of his pecuniary interest. The address of Mehana Capital LLC is 4348 Waialae Ave Unit 632, Honolulu, HI 96816.

(7)	Voting and investment power over the securities held by these entities resides with its investment manager, Meteora Capital, LLC. Mr. Vikas Mittal serves as the managing member of Meteora Capital, LLC and may be deemed to be the beneficial owner of the securities held by such entities. Mr. Mittal disclaims any beneficial ownership over such securities except to the extent of his pecuniary interest therein. The business address of Meteora Entities is 1200 N Federal Hwy, Ste 200, Boca Raton, FL 33432.

(8)	The business address of Canso Strategic Credit Fund is 100 York Blvd., Suite 550, Richmond Hill, On, L4B 1J8.

Securities Authorized for Issuance Under Equity Compensation Plans

The information contained under the heading “Director Independence” in Part II, Item 5. “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pono Pre-Business Combination Arrangements

On May 17, 2022, the Sponsor acquired 2,875,000 founder shares, and on December 22, 2022, the Sponsor acquired an additional 2,060,622 founder shares for an aggregate purchase price of $25,000, or approximately $0.005 per share. Such Class B ordinary shares includes an aggregate of up to 643,777 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own at least 30% of Pono’s issued and outstanding shares after the initial public offering (assuming the initial shareholders did not purchase any Public Shares in the Offering and excluding the Placement Units and underlying securities). The underwriters exercised the over-allotment option in full so those shares are no longer subject to forfeiture.

The initial shareholders have agreed not to transfer, assign or sell any of the Class B ordinary shares (except to certain permitted transferees) until, with respect to any of the Class B ordinary shares, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of Pono’s ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining any of the Class B ordinary shares, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, Pono consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of Pono’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On April 25, 2022, the Sponsor committed to loan Pono an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of March 31, 2023 or the completion of the Initial Public Offering. Upon Initial Public Offering, the Company had repaid the full amount of $300,000 under the Note. As of December 31, 2023 and 2022, there was none and $300,000 in borrowings outstanding under the Note, respectively.

In order to finance transaction costs in connection with a Business Combination, the Sponsor may provide Pono with a loan to Pono up to $1,500,000 as may be required to cover working capital needs (“Working Capital Loans”). Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. As of December 31, 2023 and 2022, there was no amounts outstanding under the Working Capital Loans.

Legacy Horizon Pre-Business Combination Arrangements

During the year ended May 31, 2022, Legacy Horizon’s sole shareholder at the time, Astro Aerospace Ltd (“Astro”), a public company, advanced cash to Legacy Horizon to fund its working capital requirements. As at May 31, 2022, the outstanding balance for the loans from shareholder was $1,979,332. On June 24th, 2022, the advances from shareholder were fully settled by issuance of 2,196,465 class A common shares of Legacy Horizon to Astro.

On May 28, 2021, Astro acquired all the outstanding common shares of Legacy Horizon, in exchange for 5,000,000 common shares of Astro (the “Astro Acquisition”) to the original shareholders of Legacy Horizon (the “Horizon shareholders”). Pursuant to the Astro Acquisition, Astro became the sole shareholder of Horizon. On June 24th, 2022, the Legacy Horizon shareholders acquired 100% of the outstanding common shares of Legacy Horizon back from Astro, in exchange for the transfer the 5,000,000 common shares of Astro back to Astro. Pursuant to his transaction, Legacy Horizon issued 2,196,465 Voting A Common Shares to Astro representing 30% of the issued and outstanding capitalization of Legacy Horizon to settle the advances from shareholder at amount of $1,979,332.

During the year ended May 31, 2022, Legacy Horizon’s directors advanced cash to Legacy Horizon in the aggregate amount of $CAD5,500. The cash advances were unsecured, non-interest bearing and fully repaid at May 31, 2023.

E. Brian Robinson loaned Legacy Horizon $50,000 pursuant to a one-year convertible promissory note with 10% simple interest due on October 23, 2023 as part of a larger issuance of convertible notes. As of August 15, 2023, the estimated accrued but unpaid interest was $4,097.22.

Robert Blair Robinson is the brother of E. Brian Robinson. He is a part time employee of Legacy Horizon and received cash compensation of $CAD39,862 in the 2022 calendar year and a grant of 8,240 stock options.

Transactions Related to the Business Combination

Voting Agreement

Simultaneously with the execution of the Business Combination Agreement, the majority shareholder of Horizon entered into a voting agreement with Pono and Legacy Horizon.

Lock-Up Agreements

Certain significant shareholders of Legacy Horizon entered into lock-up agreements (the “Lock-up Agreements”) providing for a lock-up period commencing at the Closing of the Business Combination and ending on the earlier of (x) six months from the Closing, (y) the date Pono consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of Pono’s shareholders having the right to exchange their Pono ordinary shares for cash, securities or other property and (z) the date on which the closing sale price of Pono ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the Closing. In connection with the Closing, Pono, Legacy Horizon, and the Sponsor waived lockup restrictions on approximately 1.69 million shares held by a non-affiliate Horizon shareholder.

Director Indemnity Agreements

In connection with the Closing, each of the members of the Board entered into an Indemnity Agreement with New Horizon (collectively, the “Director Indemnity Agreements,” and each, a “Director Indemnity Agreement”).

Pursuant to New Horizon’s Articles, subject to the BCBCA, New Horizon must indemnify a director, former director or alternate director of New Horizon and his or her heirs and legal personal representatives against all eligible penalties to which such person is or may be liable, and New Horizon must, after the final disposition of an eligible proceeding, pay the expenses actually and reasonably incurred by such person in respect of that proceeding.

Non-Competition Agreements

On January 12, 2024, New Horizon, Legacy Horizon, and each of E. Brandon Robinson, Jason O’Neill, Brian Robinson, and Stewart Lee entered into non-competition and non-solicitation agreements (the “Non-Competition and Non-Solicitation Agreements”), pursuant to which such persons and their affiliates agreed not to compete with New Horizon during the two-year period following the Closing and, during such two-year restricted period, not to solicit employees or customers or clients of such entities. The Non-Competition and Non-Solicitation Agreements also contain customary non-disparagement and confidentiality provisions.

Registration Rights Agreement

In connection with the Business Combination, on January 12, 2024, Pono, Legacy Horizon, the Sponsor, the executive officers and directors of Pono immediately prior to the consummation of the Business Combination (with such executive officers and directors, together with the Sponsor, the “Sponsor Parties”), and a certain existing shareholder of Horizon (such party, together with the Sponsor Parties, the “Investors”) enter into a registration rights agreement (the “Registration Rights Agreement”) to provide for the registration of New Horizon’s Class A ordinary shares issued to them in connection with the Business Combination. The Investors are entitled to (i) make three written demands for registration under the Securities Act of all or part of their shares and (ii) “piggy-back” registration rights with respect to registration statements filed following the consummation of the Business Combination. New Horizon will bear the expenses incurred in connection with the filing of any such registration statements.

Employment Agreements and Other Transactions with Executive Officers

New Horizon has entered into employment agreements and contractor agreements with certain of its executive officers and reimburses affiliates for reasonable travel related expenses incurred while conducting business on behalf of New Horizon. See the section entitled “Executive Compensation — Executive Compensation Arrangements — Employment Agreements” and “ — Contractor Agreement.”

Related Party Transactions Policy Following the Business Combination

Upon consummation of the Business Combination, our Board adopted a written Related Party Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related party transactions.” For purposes of the policy only, a “related party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related party” has a material interest.

Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related party transactions under this policy. A “related party” is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities, including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related party in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related party transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our Board) for review.

Our audit committee will approve only those transactions that it determines are fair to us and in our best interests. All of the transactions described above were entered into prior to the adoption of such policy.

Director Independence

The information contained under the heading “Director Independence” in Part III, Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of Marcum LLP, Pono’s independent registered public accounting firm prior to the consummation of the Business Combination, billed to us in each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	For the year ended December 31, 2023	For the period from March 11, 2022 (inception) through December 31, 2022
	(in thousands)
Fee Category
Audit Fees (1)	$195,303	$146,260
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$195,303	146,260

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

Audit Committee Pre-Approval Policy and Procedures

Pono’s audit committee was formed upon the consummation of its IPO. As a result, Pono’s audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of the audit committee were approved by the Pono board of directors. Since the formation of the Pono audit committee, the audit committee has pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Pono’s audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

Upon the consummation of the Transactions, our audit committee adopted its committee charter (the “Audit Committee Charter”) that sets forth the authority and procedures pursuant to which the audit committee shall pre-approve (or, where permitted under SEC rules to subsequently approve) audit and non-audit services proposed to be performed by the independent auditor.

part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)

The following documents are included on pages F-1 through F-24 attached hereto and are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm (PCAOB ID: 688)	F-2
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2023 and for the Period from March 11, 2022 (inception) through December 31, 2022	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2023 and for the Period from March 11, 2022 (inception) through December 31, 2022	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2023 and for the Period from March 11, 2022 (inception) through December 31, 2022	F-6
Notes to the Consolidated Financial Statements	F-7

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Exhibit No.	Description
2.1†	Business Combination Agreement, dated August 15, 2023, by and among Pono Capital Three, Inc., Pono Three Merger Acquisitions Corp., and Robinson Aircraft, Ltd. d/b/a Horizon Aircraft (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on August 15, 2023).
3.1	New Horizon Articles (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on February 14, 2024).
4.1	Warrant Agreement, dated February 9, 2023, by and between Pono Capital Three, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023).
4.2*	Description of Securities
10.1	Form of Subscription Agreement for the PIPE investment (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Pono Capital Three, Inc. on January 3, 2024).
10.2+	New Horizon Aircraft Ltd. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.3	Registration Rights Agreement, dated January 12, 2024, by and between Pono Capital Three, Inc. and parties thereto (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.4	Registration Rights Agreement, dated February 9, 2023, by and among Pono Capital Three, Inc. and certain security holders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023).
10.5	Form of Lockup Agreement (incorporated by reference to Exhibit 10.5 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.6	Placement Unit Purchase Agreement, dated February 9, 2023, between Pono Capital Three, Inc. and Mehana Capital LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023).
10.7	Letter Agreement, dated February 9, 2023, among the Company, Mehana Capital LLC and each of the executive officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023).
10.8	Forward Share Purchase Agreement with Meteora (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, file by Pono Capital Three, Inc. on August 15, 2023).
10.9	Form of Subscription Agreement with Meteora (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, file by Pono Capital Three, Inc. on August 15, 2023).
10.10	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.10 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.12+	Employment Agreement, dated January 19, 2024, by and between New Horizon Aircraft Ltd. and E. Brandon Robinson (incorporated by reference to Exhibit 10.12 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.13+	Employment Agreement, dated January 11, 2024, by and between New Horizon Aircraft Ltd. and Jason O’Neill (incorporated by reference to Exhibit 10.13 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.14+	Employment Agreement, dated January 12, 2024, by and between New Horizon Aircraft Ltd. and Brian Merker (incorporated by reference to Exhibit 10.14 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).

10.15+	Employment Agreement, dated January 19, 2024, by and between New Horizon Aircraft Ltd. and Brian Robinson (incorporated by reference to Exhibit 10.15 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.16+	Contractor Agreement, dated January 19, 2024, by and between New Horizon Aircraft Ltd., 2195790 Alberta Inc., and Stewart Lee (incorporated by reference to Exhibit 10.16 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.17	Forward Purchase Agreement Confirmation Amendment, dated February 14, 2024, by and between New Horizon Aircraft Ltd. and Meteora (incorporated by reference to Exhibit 10.1 of Form 8-K filed by New Horizon Aircraft Ltd. on February 21, 2024).
21.1*	List of Subsidiaries of New Horizon Aircraft Ltd.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Clawback Policy
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

INDEX TO FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm (PCAOB ID: 688)	F-2
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2023 and for the Period from March 11, 2022 (inception) through December 31, 2022	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2023 and for the Period from March 11, 2022 (inception) through December 31, 2022	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2023 and for the Period from March 11, 2022 (inception) through December 31, 2022	F-6
Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

New Horizon Aircraft Ltd. (f/k/a Pono Capital Three, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Horizon Aircraft Ltd. (f/k/a Pono Capital Three, Inc.) (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2023 and for the period from March 11, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period from March 11, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022.

Boston, MA

March 28, 2024

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

Assets:
Current assets:
Cash	$16,138	$88,277
Prepaid expenses	71,081	1,372
Prepaid income taxes	34,552	—
Total current assets	121,771	89,649
Deferred offering costs	—	368,802
Investments held in Trust Account	121,961,421	—
Total Assets	$122,083,192	$458,451

Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$685,018	$—
Accrued expenses	46,140	—
Accrued expenses - related party	10,000	—
Accrued offering costs	70,000	142,138
Promissory note - related party	175,000	300,000
Total current liabilities	986,158	442,138
Deferred underwriting fee payable	3,450,000	—
Forward Purchase Agreement	2,650,000	—
Total Liabilities	7,086,158	442,138

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 11,500,000 and 0 shares at redemption value of $10.60 and $0 per share as of December 31, 2023 and December 31, 2022, respectively	121,861,421	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 668,875 shares issued and outstanding and 0 shares issued and outstanding (excluding 11,500,000 and 0 shares subject to possible redemption) as of December 31, 2023 and December 31, 2022, respectively	67	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,935,622 issued and outstanding	494	494
Additional paid-in capital	—	24,712
Subscription receivable	—	(206)
Accumulated deficit	(6,864,948)	(8,687)
Total Shareholders’ Equity (Deficit)	(6,864,387)	16,313
Total Liabilities and Shareholders’ Equity (Deficit)	$122,083,192	$458,451

The accompanying notes are an integral part of these consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2023	For the Period From March 11, 2022 (inception) Through December 31, 2022
Operating and formation costs	$1,666,371	$8,687
Loss from operations	(1,666,371)	(8,687)

Other income
Interest income on investments held in Trust Account	5,216,421	—
Change in fair value of Forward Purchase Agreement	6,160,000	—
Total other income	11,376,421	—

Income (loss) before income taxes	9,710,050	(8,687)
Income tax expense	(1,095,448)	—
Net income (loss)	$8,614,602	$(8,687)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	10,668,603	—
Basic and diluted net income per share, Class A ordinary shares	$0.55	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,935,622	2,850,155
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.55	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)
Balance at January 1, 2023	—	$—	4,935,622	$494	$24,712	$(206)	$(8,687)	$16,313
Issuance of Placement Units	565,375	57	—	—	5,653,693	—	—	5,653,750
Issuance of Representative Shares	103,500	10	—	—	132,470	—	—	132,480
Proceeds allocated to Public Warrants	—	—	—	—	3,392,500	—	—	3,392,500
Allocation of Issuance Costs	—	—	—	—	(206,223)	—	—	(206,223)
Accretion Redemption Value of Class A Ordinary Shares	—	—	—	—	(8,997,152)	—	(6,660,863)	(15,658,015)
Cash received for stock subscription receivable	—	—	—	—	—	206	—	206
Forward Purchase Agreement	—	—	—	—	—	—	(8,810,000)	(8,810,000)
Net Income	—	—	—	—	—	—	8,614,602	8,614,602
Balance at December 31, 2023	668,875	$67	4,935,622	$494	$—	$—	$(6,864,948)	$(6,864,387)

FOR THE PERIOD FROM MARCH 11, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at March 11, 2022 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,935,622	494	24,712	(206)	—	25,000
Net loss	—	—	—	—	—	—	(8,687)	(8,687)
Balance at December 31, 2022	—	$—	4,935,622	$494	$24,712	$(206)	$(8,687)	$16,313

The accompanying notes are an integral part of these consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2023	For the Period From March 11, 2022 (inception) Through December 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$8,614,602	$(8,687)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(5,216,421)	—
Change in fair value of Forward Purchase Agreement	(6,160,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(69,709)	(1,372)
Accounts payable	685,018	—
Accrued expenses	46,140	—
Accrued expenses -related party	10,000	—
Prepaid income taxes	(34,552)	—
Net cash used in operating activities	(2,124,922)	(10,059)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(117,875,000)	—
Proceeds from Trust Account to pay taxes	1,130,000
Net cash used in investing activities	(116,745,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from promissory note - related party	—	300,000
Advance from Sponsor for payment of formation costs	—	412
Repayment to Sponsor for payment of formation costs	—	(412)
Proceeds from sale of Placement Units	5,653,750	—
Proceeds from sale of Units, net of underwriting discount paid	113,735,000	—
Proceeds from stock subscriptions received	206	—
Repayment of Promissory note - related party	(300,000)	—
Proceeds of Promissory note - related party	175,000	—
Payment of offering costs	(466,173)	(226,664)
Net cash provided by financing activities	118,797,783	98,336

Net Change in Cash	(72,139)	88,277
Cash - Beginning of period	88,277	—
Cash - End of period	$16,138	$88,277

Non-cash investing and financing activities:
Initial measurement of forward purchase options liabilities	$8,810,000	$—
Accretion of Class A ordinary shares subject to redemption value	$15,658,015	$—
Valuation of Representative Shares	$132,480	$—
Offering costs included in Accrued offering costs	$70,000	$142,138
Deferred underwriting fee payable	$3,450,000	$—
Issuance of Class B ordinary shares to Sponsor for subscription receivable	$—	$206
Supplemental cash flow information
Cash paid for income taxes	$1,130,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

New Horizon Aircraft Ltd. f/k/a Pono Capital Three, Inc. (the “Company” or “Pono”) was a blank check company incorporated in Delaware on March 11, 2022 under the name “Pono Capital Three, Inc.” as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On February 14, 2023, Pono consummated an initial public offering. On January 12, 2024, Pono completed a series of transactions that resulted in the combination (the “Business Combination”) of Pono with Robinson Aircraft, Ltd. d/b/a Horizon Aircraft (“Horizon”) pursuant to the previously announced Business Combination Agreement, dated as of August 15, 2023, (as amended by that certain Business Combination Agreement Waiver, dated as of December 27, 2023) by and among Pono, Pono Three Merger Acquisitions Corp., a British Columbia company and wholly-owned subsidiary of Pono (“Merger Sub”), and Horizon. On January 11, 2024, Pono was continued and de-registered from the Cayman Islands and redomesticated as a British Columbia company (the “SPAC Continuation”), and on January 12, 2024, Merger Sub and Horizon were amalgamated under the laws of British Columbia (the “Amalgamation”), and Pono changed its name to New Horizon Aircraft Ltd. (“New Horizon”). At this time, the business of the Horizon became the business of the Company. The Company was an emerging growth company and, as such, the Company was subject to all of the risks associated with emerging growth companies.

As of December 31, 2023, the Company had not commenced any operations. All activity from inception through December 31, 2023 related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company did not generate any operating revenues prior to the completion of a Business Combination. The Company generated non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on February 14, 2023, an amount of $117,875,000 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”), and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the completion of a business combination.

Transaction costs related to the issuances described above amounted to $5,610,317, consisting of $1,265,000 of cash underwriting fees, $3,450,000 of deferred underwriting fees and $895,317 of other offering costs.

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Placement Units, although substantially all of the net proceeds were intended to be applied generally toward consummating a business combination. The Company completed the Business Combination with Horizon that together had an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement entered into with respect to the initial Business Combination. The Company completed a business combination as the post-transaction company owned or acquired 50% or more of the outstanding voting securities of the target or otherwise acquired a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company provided its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with the Business Combination, the Company sought shareholder approval of a Business Combination at a meeting called for such purpose at which stockholders may have sought to redeem their shares, regardless of whether they vote for or against a business combination. The Company would have proceeded with a business combination if the Company had net tangible assets of at least $5,000,001 upon consummation of such business combination and a majority of the shares voted were voted in favor of the business combination.

The Sponsor had agreed (a) to vote its Class B ordinary shares, the ordinary shares included in the Placement Units and the Public Shares purchased in the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provided dissenting Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Class B ordinary shares) and Placement Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company did not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association related to shareholders’ rights of pre-Business Combination activity and (d) that the Class B ordinary shares and Placement Units (including underlying securities) do not participate in any liquidating distributions upon winding up if a Business Combination was not consummated. However, the Sponsor was entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased in the Initial Public Offering if the Company failed to complete its Business Combination.

The Company had 12 months (or up to 18 months from the closing of the Initial Public Offering at the election of the Company pursuant to six one month extensions subject to satisfaction of certain conditions, including the deposit of up to $379,500 ($0.033 per unit) for such one month extension, into the Trust Account, or as extended by the Company’s shareholder in accordance with the Amended and Restated Memorandum and Articles of Association) from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company was unable to complete a Business Combination within the Combination Period, the Company would have (i) ceased all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption would have completely extinguish Public Shareholders’ rights as shareholder (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Sponsor had agreed that it would have been liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company had discussed entering into a transaction agreement, reduced the amounts in the Trust Account to below $10.25 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor was not responsible to the extent of any liability for such third-party claims. The Company sought to reduce the possibility that the Sponsor would have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company did business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of December 31, 2023 and December 31, 2022, the Company had $16,138 and $88,277 in cash, respectively, and a working capital deficit of $864,387 and $352,489, respectively. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the consolidated financial statements. The Company completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used in fund offering expenses was released to the Company for general working capital purposes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us up to $1,500,000 under Working Capital Loans (see Note 5.)

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant costs in pursuit of the Company’s financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, Presentation of Financial Statements — Going Concern, management has determined that liquidity conditions and the mandatory business combination deadline conditions raised substantial doubt about the Company’s ability to continue as a going concern within the earlier of the Combination Period, which ended on February 14, 2024, or one year after the date that the consolidated financial statements are issued had the Business Combination not been consummated. The closing of the Business Combination on January 12, 2024 alleviated the above mentioned conditions.

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Any redemption or other repurchase that occurs on or after January 1, 2023, in connection with a business combination, votes relating to certain amendments to the Company’s Amended and Restated Certificate of Incorporation or otherwise, may be subject to the Excise Tax. Whether and to what extent the Company would be subject to the Excise Tax in connection with a business combination, votes relating to certain amendments to the Company’s Amended and Restated Certificate of Incorporation or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. The mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to effect an extension of the time in which the Company must complete a business combination or complete a business combination.

Business Combination

On August 15, 2023, Pono entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among Pono, the Merger Sub and Horizon. Horizon is an innovative aerospace company building an operationally ready eVTOL (hybrid-electric Vertical Takeoff and Landing) aircraft.

On December 27, 2023, Pono and Horizon entered into a Business Combination Agreement Waiver (the “Business Combination Agreement Waiver”) to waive the Equity Financing closing condition set forth in the Business Combination Agreement. Pono entered into a subscription agreement (the “Subscription Agreement”), pursuant to which Pono obtained a commitment from a certain investor (the “Subscriber”) to purchase Pono’s Class A ordinary shares (such shares, collectively, “Subscription Shares”) in an aggregate value of $2,000,000 (as of the date thereof), representing 200,000 Subscription Shares at a price of $10.00 per share. The purpose of the sale of the Subscription Shares was to raise additional capital for use in connection with the Business Combination. The closing of the sale of the Subscription Shares pursuant to the Subscription Agreement was contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Business Combination. Pono entered into a letter agreement (the “Letter Agreement”) with Horizon, pursuant to which, as an inducement for the Subscriber to enter into the Subscription Agreement, Horizon agreed to transfer or cause to be transferred an aggregate of 330,000 Incentive Shares (as defined in the Business Combination Agreement) to the Subscriber and an additional 470,000 Incentive Shares to the Subscriber’s designees.

Pursuant to the Business Combination Agreement, at the closing of the transactions contemplated by the Business Combination Agreement, which occurred on January 12, 2024 (the “Closing”), Merger Sub and Horizon were amalgamated under the laws of British Columbia, with Horizon continuing as the surviving corporation (the “Surviving Corporation”). Pono changed its name to New Horizon Aircraft Ltd. (“New Horizon”)

As consideration for the Business Combination, the holders of Horizon common shares collectively were entitled to receive from Pono, in the aggregate, a number of Pono Class A ordinary shares equal to (the “Exchange Consideration”) the quotient derived from dividing (a) the difference of (i) Ninety-six Million Dollars ($96,000,000) minus (ii) the Closing Net Indebtedness, by (b) the Redemption Price (as defined in the Business Combination Agreement), with each Horizon shareholder receiving, for each Horizon share held, a number of Pono Class A ordinary shares equal to such shareholder’s pro rata portion of the Exchange Consideration. Each outstanding option to purchase Horizon common stock was cancelled or exercised prior to the Closing.

The Exchange Consideration otherwise payable to Horizon stockholders was subject to the withholding of a number of shares of the Company common stock equal to three percent (3.0%) of the Exchange Consideration to be placed in escrow for post-closing adjustments (if any) to the Exchange Consideration.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Exchange Consideration was subject to adjustment after the Closing based on confirmed amounts of the Closing Net Indebtedness as of the Closing Date. If the adjustment was a negative adjustment in favor of the Company, the escrow agent shall distribute to the Company a number of Company Class A ordinary shares with a value equal to the absolute value of the adjustment amount. If the adjustment was a positive adjustment in favor of Horizon, the Company will issue to the Horizon shareholders an additional number of Company Class A ordinary shares with a value equal to the adjustment amount.

In connection with the Business Combination, the Company and Horizon entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”) and (iii) Meteora Strategic Capital, LLC (“MSC”) (with MCP, MSTO and MSC collectively referred to as the “Seller” or “Meteora”) (the “Forward Purchase Agreement” or “Confirmation”) for OTC Equity Prepaid Forward Transactions. Pursuant to the terms of the Forward Purchase Agreement, the Seller intends, but is not obligated, to purchase up to 9.9% of the total Company Class A ordinary shares, par value $0.0001 per share, of the Company outstanding following the closing of the Business Combination concurrently with the Closing pursuant to the Seller’s FPA Funding Amount PIPE Subscription Agreement (as defined below), less the number of Pono Class A ordinary shares purchased by the Seller separately from third parties through a broker in the open market (“Recycled Shares”). The Forward Purchase Agreement is within the scope of ASC 480-10 due to the obligation to repurchase the Company’s equity shares and transfer cash. Accordingly, the initial fair value will be recorded as a liability with any changes in value recognized in earnings in the period of remeasurement.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Principles of Consolidation and Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.

The consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of December 31, 2023 and December 31, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. Items which involve management to exercise significant judgment include determining the fair value of forward purchase options, warrants, and the allocation of offering cost.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and December 31, 2022.

Investments Held in Trust Account

As of December 31, 2023 the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $121,961,421 and $0 and in investments held in the Trust Account as of December 31, 2023 and December 31, 2022, respectively.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands. As the company redomiciled from Delaware to the Cayman Islands, the company remains taxable as a U.S. corporation under Internal Revenue Code Section 7874. Consequently, income taxes are reflected in the Company’s financial statements.

Class A Ordinary Shares Subject To Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Company’s Amended and Restated Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.60 per share as of December 31, 2023) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of December 31, 2022, Class A ordinary shares subject to possible redemption was $0.

As of December 31, 2023, the Class A ordinary shares reflected in the consolidated balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(3,392,500)
Issuance costs allocated to Class A ordinary shares	(5,404,094)
Plus:
Accretion of Class A ordinary shares subject to redemption to redemption amount	15,658,015
Class A ordinary shares subject to possible redemption	$121,861,421

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of December 31, 2023, the Company incurred offering costs amounting to $5,610,317, consisting of $1,265,000 of cash underwriting fees, $3,450,000 of deferred underwriting fees and $895,317 of other offering costs. As such, the Company recorded $5,404,094 of offering costs as a reduction of temporary equity and $206,223 of offering costs as a reduction of permanent equity.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income (loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number ordinary shares outstanding for the period. Therefore, the income (loss) per share calculation allocates income (loss) shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Placement Warrants (as defined in Note 4) since the exercise of the warrants are contingent upon the occurrence of future events. The 17,500 Class A Ordinary Shares (as defined in Note 5) that would be issuable upon conversion of the Convertible Related Party Note have been included in the calculation of diluted net income per ordinary share.

The following table reflects the calculation of basic and diluted net income (loss) per share:

	For the year ended December 31, 2023		For the period from March 11, 2022 (inception) through December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$5,889,800	$2,724,802	$—	$(8,687)
Denominator:
Weighted Average Ordinary Shares	10,668,603	4,935,622	—	2,850,155
Basic and diluted net income (loss) per ordinary shares	$0.55	$0.55	$—	$(0.00)

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

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

The Forward Purchase Agreement (described in Note 1) is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation model.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warrants are not precluded from equity classification, and are accounted for as such on the date of issuance, and will be on each consolidated balance sheet date thereafter. As the warrants are equity classified, they are initially measured at fair value (or allocated value). The fair value of the public warrants was measured using a Monte Carlo simulation model and the fair value of the private warrants was measured using a Black-Scholes Model. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The accounting pronouncement is not expected to have a material impact on the Company's disclosures.

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

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Promissory Note - Related Party

On April 25, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of (i) March 31, 2023 or (ii) the date on which Company consummates the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $300,000 under the Promissory Note. On February 15, 2023, the Company repaid the outstanding balance under the Promissory Note of $300,000 that was borrowed prior to our initial public offering. As of December 31, 2023, there was no borrowings outstanding under the Promissory Note. As of December 31, 2022, the outstanding balance under the Promissory Note was $300,000. As of December 31, 2023 and December 31, 2022, there was $175,000 and $0, respectively, borrowings outstanding under the related party loans.

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services during the 12-month period to complete a business combination. For the year ended December 31, 2023, and for the period from March 11, 2022 (inception) through December 31, 2022, the Company incurred expenses of $105,000 and $0, respectively. As of December 31, 2023 and December 31, 2022, there was $10,000 and $0 accrued for by the Company for expenses incurred under this agreement.

Related Party Loans

In order to finance transaction costs in connection with the initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial business combination, the Company will repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial business combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of the initial business combination. The Units would be identical to the Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company has made no loans under this agreement.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The underwriters were paid a cash underwriting discount of $0.11 per Unit, or $1,265,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.30 per unit, or $3,450,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. Upon the closing of the Business Combination, the Company paid $2,345,000 of the deferred underwriting fee. In addition, 103,500 shares were issued to the underwriters, in partial satisfaction of the deferred underwriting commission of $1,105,000, and $70,000 remains outstanding.

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

The initial measurement of the fair value of the Representative Shares was determined using the market approach to value the subject interest. Based on the indication of fair value using the market approach, the Company determined the fair value of the Representative Shares to be $1.28 per share or $132,480 (for the 103,500 Representative Shares issued) as of the date of the Initial Public Offering (which is also the grant date). During the year ended December 31, 2023, $132,480 was recorded as an offering cost with a corresponding entry to permanent shareholders’ equity.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Right of First Refusal

For a period beginning on the closing of the Initial Public Offering and ending 12 months from the closing of a business combination, the Company has granted the underwriters a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(3)(A)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 there were 12,168,875 Class A ordinary shares issued and outstanding, including 11,500,000 Class A ordinary shares subject to possible redemption and classified as temporary equity. The remaining 668,875 shares are classified as permanent equity and are comprised of 565,375 shares included in the Placement Units and 103,500 Representative Shares. As of December 31, 2022, there were no Class A ordinary shares issued or outstanding. Subsequent to December 31, 2023, 9,852,558 Class A ordinary shares were redeemed in connection with the Business Combination.

Class B ordinary shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of December 31, 2023 and December 31, 2022, there were 4,935,622 Class B Ordinary Shares issued and outstanding. Of the 4,935,622 Class B ordinary shares outstanding, up to 643,777 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 14, 2023, the underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

Warrants — As of December 31, 2023, there were 11,500,000 Public Warrants and 565,375 Placement Warrants outstanding. As of December 31, 2022, there were no warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary shares at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the Public Warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of the Business Combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act; provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at a Newly Issued Price of less than $9.20 per Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions), and (z) the market value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Placement Warrants are identical to the Public Warrants except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the Class A ordinary shares issuable upon exercise of these Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) the holders thereof (including with respect to Class A ordinary shares issuable upon exercise of such Placement Warrants) are entitled to registration rights.

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

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$121,961,421	$121,961,421	$—	$—
Liabilities
Derivative liabilities - Forward Purchase Agreement	$2,650,000	$—	$—	$2,650,000

	As of December 31, 2023	As of August 15, 2023
Redemption Price	$10.61	$10.43
Stock price	$8.32	$10.49
Volatility	53.0%	56.0%
Term (years)	2.62	3.00
Risk-free rate	4.09%	4.64%

As of December 31, 2022, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

The change in the fair value of the assets and liabilities, measured with Level 3 inputs, for the year ended December 31, 2023 is summarized as follows:

Fair value as of August 15, 2023 (inception)	$8,810,000
Change in fair value of derivative liabilities	(6,160,000)
Fair value as of December 31, 2023	$2,650,000

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

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES

The Company’s net deferred tax assets (liabilities) as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets
Start-up costs	$185,213	$20,335
Total deferred tax assets	185,213	20,335
Valuation allowance	(185,213)	(20,335)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31, 2023	December 31, 2022
Federal
Current	$1,095,448	$—
Deferred	(132,884)	(16,389)

State
Current	—	—
Deferred	(31,993)	(3,946)
Change in valuation allowance	164,878	20,335
Income tax provision	$1,095,448	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2023 and 2022 the change in the valuation allowance was $164,878 and $20,335, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate are as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.00%	21.0%
State taxes, net of federal tax benefit	(0.33)%	0.0%
Change in fair value of derivative warrant liabilities	(13.32)%	—%
Non-deductible transaction costs	2.23%	—%
Other permanent items, net	0.01%	—%
Change in valuation allowance	1.70%	(21.0)%
Income tax provision	11.28%	—%

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than those subsequent events described below and discussed in Notes 2 and 7, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 4, 2024, the Company held an extraordinary general meeting of the shareholders, which was called to approve the proposals relating to the entry into and consummation of the Business Combination Agreement dated as of August 15, 2023 (as amended by that certain Business Combination Agreement Waiver, dated as of December 27, 2023) by and among Pono, Merger Sub and Horizon. At the extraordinary general meeting twelve proposals were considered by the shareholders, including the SPAC Continuance Proposal; the Business Combination Proposal; the Advisory Charter Proposals, which consisted of seven non-binding proposals related to material differences between Pono’s Amended and Restated Articles of Association and the charter of New Horizon (the “Advisory Charter Proposals”); a proposals to approve an equity incentive plan; and a proposal to approve the issuance of New Horizon Class A ordinary shares as Merger Consideration for the purposes of complying with Nasdaq Listing Rule 5635. The Advisory Charter Proposals included changing of the name of Pono from “Pono Capital Three, Inc.” to “New Horizon Aircraft Ltd.,”, removing and changing certain provisions in Pono’s Amended and Restated Articles of Association related to Pono’s status as a special purpose acquisition company, removing Pono’s ability to issue preferred shares consistent with common practices for British Columbia companies, authorizing an unlimited number of Class A ordinary shares without par value and Class B ordinary shares without par value consistent with common practices for British Columbia companies, providing that the quorum required for shareholder meetings is a minimum of 33 1/3% of shares entitled to vote thereon, consistent with common practices for British Columbia companies, providing that shareholders may remove a director by resolution of not less than ¾ of the votes entitled to vote thereon, and providing that shareholder nominations for the board of directors must be given not less than 30 nor more than 65 days prior to the date of the annual meeting of shareholders, consistent with common practices for British Columbia companies. In connection with the Business Combination, $105,150,654 of Class A ordinary shares were redeemed and the full amount of $16,749,346 from the Trust was released to the Company.

Pursuant to the Business Combination Agreement, prior to the closing of the transactions contemplated by the Business Combination Agreement, the Company was continued and de-registered from the Cayman Islands and redomesticated as a British Columbia company (the “SPAC Continuance”), and at the Closing, Merger Sub was amalgamated with Horizon (the resulting company, “Amalco”), with Amalco being the wholly-owned subsidiary of the Company.

On January 10, 2024, pursuant to the Business Combination Agreement, and as described in greater detail in the Company’s definitive proxy statement, which was filed with the U.S. Securities and Exchange Commission on December 22, 2023, as supplemented by a prospectus supplement filed on December 29, 2023, the SPAC Continuance was effected under Cayman Islands law when the Cayman Islands Registrar of Companies issued a Certificate of De-Registration. The Company’s board of directors and shareholders approved the SPAC Continuance on January 4, 2024.

On January 11, 2024, the Company completed the SPAC Continuance and in connection therewith, effected the new articles of Pono (the “post-continuance Pono Articles”) under the laws of British Columbia.

On January 12, 2024, the Company issued a press release announcing that on January 12, 2024, it closed its previously announced business combination. The Company’s Class A ordinary shares and public warrants began trading on The Nasdaq Capital Market under the symbols “HOVR” and “HOVRW,” respectively, on or about January 16, 2024.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 16, 2024, the Company issued a press release announcing that on January 16, 2024, it entered into a letter of intent with JetSetGo, a regional air operator servicing multiple mission profiles, pursuant to which JetSetGo agreed to purchase 50 Cavorite X7 Aircraft from the Company at a purchase price up to $5M USD per aircraft for a total aggregate consideration of $250M USD, with an option to purchase an additional 50 aircraft for a total possible consideration of $500M USD.

On January 19, 2024, in connection with the closing of its Business Combination, the Company announced that it has changed its fiscal year end to May 31.

On February 14, 2024, the Company entered into a forward purchase agreement confirmation amendment (the “FPA Amendment”) with (i) Meteora Capital Partners, LP (“MCP”) (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”) and (iii) Meteora Strategic Capital, LLC (“MSC”) (with MCP, MSTO and MSC collectively as “Seller”) for purposes of amending the previously disclosed OTC Equity Prepaid Forward Transaction, dated as of August 15, 2023 (the “Forward Purchase Agreement”). Capitalized terms used herein but not otherwise defined shall have the meanings ascribed to such terms in the Forward Purchase Agreement.

The FPA Amendment amended certain sections of the Forward Purchase Agreement, including the Prepayment Shortfall, Prepayment Shortfall Consideration, Shortfall Sales, and Share Registration sections and added a section relating to Shortfall Warrants (as defined below).

The FPA Amendment amends the Prepayment Shortfall section to provide that an amount in U.S. dollars equal to 5.0% of the product of the Recycled Shares and the Initial Price (the “Prepayment Shortfall”) will be paid by Seller to Company on the Prepayment Date (which amount shall be netted from the Prepayment Amount). Additionally, the Company shall have the option, at its sole discretion, at any time up to forty-five (45) calendar days prior to the Valuation Date, to request up to $5,000,000 of Prepayment Shortfall via twenty (20) distinct written requests to Seller in the amount of $250,000 (each an “Additional Shortfall Request”), provided the Company shall only be able to make an Additional Shortfall Request provided the (i) Seller has recovered 120% of the prior Additional Shortfall Request, if any, via Shortfall Sales as further described in the Section titled “Prepayment Shortfall Consideration” and (ii) the VWAP Price over the ten (10) trading days prior to an Additional Shortfall Request multiplied by the then current Number of Shares (excluding unregistered shares) held by Seller less Shortfall Sale Shares be at least seven (7) times greater than the Additional Shortfall Request ((i) and (ii) collectively as the “Equity Conditions”). Notwithstanding the foregoing, Seller, in its sole discretion, may waive the Equity Conditions for each Additional Shortfall Request, if applicable, in writing to the Company.

The FPA Amendment amends the Prepayment Shortfall Consideration section to provide that at any time, Seller in its sole discretion may sell Recycled Shares at any sales price or exercise Shortfall Warrants (defined below) on a cashless basis and sell the underlying Shortfall Warrant Shares (as defined below) at any sales price, without payment by Seller of any Early Termination Obligation until such time as the proceeds from such sales equal 120% of the Prepayment Shortfall (such sales, “Shortfall Sales,” and such Shares, “Shortfall Sale Shares”). A sale of Shares is only (a) a “Shortfall Sale,” subject to the terms and conditions herein applicable to Shortfall Sale Shares, when a Shortfall Sale Notice is delivered hereunder, and (b) an Optional Early Termination, subject to the terms and conditions herein applicable to Terminated Shares, when an OET Notice is delivered thereunder, in each case the delivery of such notice in the sole discretion of the Seller. For the avoidance of doubt and notwithstanding anything to the contrary herein, Seller shall not be liable for any Settlement Amount payment with respect to the Shortfall Sale Shares.

The FPA Amendment amends the Shortfall Sales section to provide that from time to time and on any date following the Trade Date (any such date, a “Shortfall Sale Date”) and subject to the terms and conditions below, Seller may, in its absolute discretion, at any sales price, sell Shortfall Sale Shares, and in connection with such sales, Seller shall provide written notice to the Company (the “Shortfall Sale Notice”) no later than the later of (a) the fifth Local Business Day following the Shortfall Sales Date and (b) the first Payment Date after the Shortfall Sales Date, specifying the quantity of the Shortfall Sale Shares and the allocation of the Shortfall Sale Proceeds. Seller shall not have any Early Termination Obligation in connection with any Shortfall Sales. Without Seller’s prior written consent, the Company covenants and agrees from the date of the FPA Amendment until the Valuation Date not to issue, sell or offer or agree to sell any Shares, or securities or debt that is convertible, exercisable or exchangeable into Shares, including under any existing or future equity line of credit, until the Shortfall Sales equal the total potential Prepayment Shortfall, including all Additional Shortfall Requests, whether requested by the Company or otherwise.

The FPA Amendment adds a section covering the Shortfall Warrants that provides that Seller in its sole discretion may request (in one or more requests) warrants of the Company exercisable for Shares in an amount equal to the lesser of (a) 10,000,000 and (b) 19.99% of the currently outstanding Class A ordinary shares (the “Shortfall Warrants,” and the Shares underlying the Shortfall Warrants, the “Shortfall Warrant Shares”). The Shortfall Warrants shall (i) have an exercise price equal to the Reset Price (except in the case of Shortfall Sales, under which the exercise price shall be zero) and (ii) expire on the Valuation Date.

The FPA Amendment amends the Share Registration section to provide certain registration rights to holders of Recycled Shares, Share Consideration Shares, Shortfall Warrants, the Shortfall Warrant Shares and any Additional Shares.

NEW HORIZON AIRCRAFT LTD.

(F/K/A PONO CAPITAL THREE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lock-up Agreements

On January 11, 2024, Pono entered into Lock-Up Agreements (the “Lock-up Agreements”) by and among Pono, the Sponsor, and certain shareholders of Horizon (such shareholders, the “Company Holders”), pursuant to which each Company Holder agreed not to, during the Lock-up Period (as defined below), lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase an option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any of the shares issued to such Company Holder in connection with the Business Combination (the “Lock-up Shares”), enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such shares, or publicly disclose the intention to do any of the foregoing, whether any of these transactions are to be settled by delivery of any such shares or other securities, in cash, or otherwise, subject to limited exceptions. As used herein, “Lock-Up Period” means the period commencing on the date of the Closing and ending on the earlier of: (i) six months after the Closing, (ii) the date on which the closing sale price of New Horizon Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the Closing, and (iii) the date after the Closing on which New Horizon consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of New Horizon’s shareholders having the right to exchange their New Horizon Class A ordinary shares for cash, securities or other property.

In connection with the Closing, Pono, Horizon, and the Sponsor waived lockup restrictions on approximately 1.69 million shares held by a non-affiliate Horizon shareholder.

Non-Competition Agreements

On January 12, 2024, New Horizon, Horizon, and each of E. Brandon Robinson, Jason O’Neill, Brian Robinson, and Stewart Lee entered into non-competition and non-solicitation agreements (the “Non-Competition and Non-Solicitation Agreements”), pursuant to which such persons and their affiliates agreed not to compete with New Horizon during the two-year period following the Closing and, during such two-year restricted period, not to solicit employees or customers or clients of such entities. The Non-Competition and Non-Solicitation Agreements also contain customary non-disparagement and confidentiality provisions.

Registration Rights Agreement

In connection with the Business Combination, on January 12, 2024, Pono, Horizon, the Sponsor, the executive officers and directors of Pono immediately prior to the consummation of the Business Combination (with such executive officers and directors, together with the Sponsor, the “Sponsor Parties”), and a certain existing shareholder of Horizon (such party, together with the Sponsor Parties, the “Investors”) enter into a registration rights agreement (the “Registration Rights Agreement”) to provide for the registration of New Horizon’s Class A ordinary shares issued to them in connection with the Business Combination. The Investors are entitled to (i) make three written demands for registration under the Securities Act of all or part of their shares and (ii) “piggy-back” registration rights with respect to registration statements filed following the consummation of the Business Combination. New Horizon will bear the expenses incurred in connection with the filing of any such registration statements.

On February 14, 2024, the Company filed a Registration Statement on Form S-1 with the SEC.

PIPE

Pursuant to the Subscription Agreement, on January 12, 2024, Pono issued 200,000 Class A ordinary shares to the Subscriber, and received $2,000,000 in net proceeds from such transaction. In addition, in connection with the closing of the PIPE Offering, Horizon caused 754,013 Incentive Shares to be transferred to the Subscriber or its designees. Pursuant to the Subscription Agreement, New Horizon has agreed to provide registration rights to the PIPE shares and the Incentive Shares.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2024	NEW HORIZON AIRCRAFT LTD.

	By:	/s/ E. Brandon Robinson
E. Brandon Robinson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ E. Brandon Robinson	Chief Executive Officer and Director	March 28, 2024
E. Brandon Robinson	(Principal Executive Officer)

/s/ Brian Merker	Chief Financial Officer	March 28, 2024
Brian Merker	(Principal Financial Officer and Accounting Officer)

/s/ Jason O’Neill	Chief Operating Officer and Director	March 28, 2024
Jason O’Neill

/s/ Trisha Nomura	Director	March 28, 2024
Trisha Nomura

/s/ John Maris	Director	March 28, 2024
John Maris

/s/ John Pinsent	Director	March 28, 2024
Steven Pinsent