Form 10-Q
period 2024-02-29
New Horizon Aircraft Ltd.
filed 2024-04-22
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-41607

NEW HORIZON AIRCRAFT LTD.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3187 Highway 35 Lindsay, Ontario	K9V 4R1
(Address of principal executive offices)	(Postal Code)

(613) 866-1935

(Registrant’s telephone number, including area code)

Former Fiscal Year End December 31

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No ☒ Yes ☐

As of April 22, 2024, there were 18,220,436 of the registrant’s Class A ordinary shares, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS AT FEBRUARY 29, 2024 AND MAY 31, 2023

EXPRESSED IN 000’S, EXCEPT PER SHARE AMOUNTS; UNAUDITED

	February 29, 2024	May 31, 2023

Assets:
Current assets:
Cash and cash equivalents	$4,415	$228
Prepaid expenses	2,019	3
Accounts receivable	127	15
Total current assets	6,561	246
Finance lease assets	-	21
Operating lease assets	88	121
Property and equipment, net	169	52
Total Assets	$6,818	$440

Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$1,446	$172
Accrued liabilities	804	48
Finance lease liabilities	-	3
Operating lease liabilities	53	46
Term loan	-	40
Promissory note payable	-	37
Convertible debentures	-	1,142
Total current liabilities	2,303	1,488
Forward Purchase Agreement	20,622	-
Promissory note payable	-	263
Operating lease liabilities	35	74
Total Liabilities	22,960	1,825

Shareholders’ Equity (Deficit):
Class A ordinary shares, no par value; 100,000,000 shares authorized; 17,995,436 issued and outstanding	72,351	5,083
Additional paid-in capital	(75,508)	55
Accumulated deficit	(12,985)	(6,523)
Total Shareholders’ Equity (Deficit)	(16,142)	(1,385)
Total Liabilities and Shareholders’ Equity (Deficit)	$6,818	$440

 The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

EXPRESSED IN 000’S, EXCEPT PER SHARE AMOUNTS; UNAUDITED

	Three months ended		Nine months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Operating expenses
Research and development	270	138	635	497
General and administrative	989	155	1,829	534
Total operating expenses	1,259	293	2,464	1,031
Loss from operations	(1,259)	(293)	(2,464)	(1,031)
Other income (expense)	6	(45)	(222)	(271)
Interest expense, net	15	21	195	43
Change in fair value of Forward Purchase Agreement	4,026	-	4,026	-
Total other expense (income)	4,047	(24)	3,999	(228)

Income (loss) before income taxes	(5,306)	(269)	(6,463)	(803)
Income tax expense	-	-	-	-
Net income (loss)	$(5,306)	$(269)	$(6,463)	$(803)

Basic and diluted weighted average Common shares outstanding	11,698,789	6,306,496	8,075,238	6,142,893
Basic and diluted net income (loss) per share, Common shares	$(0.45)	$(0.04)	$(0.80)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

EXPRESSED IN 000’S, EXCEPT PER SHARE AMOUNTS; UNAUDITED

	Class A Ordinary Shares		Class B Ordinary Shares		Non-Voting Common Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2023	5,075,420	$5,083	1,062,244	$—	168,832	$—	$55	$(6,523)	$(1,385)
Stock-based Compensation	—	—	—	—	—	—	13	—	13
Net Loss	—	—	—	—	—	—	—	(416)	(416)
Balance at August 31, 2023	5,075,420	5,083	1,062,244	—	168,832	—	68	(6,939)	(1,788)
Stock-based Compensation	—	—	—	—	—	—	33	—	33
Conversion of Convertible Debentures	—	—	517,352	1,496	—	—	—	—	1,496
Net Loss	—	—	—	—	—	—	—	(740)	(740)
Balance at November 30, 2023	5,075,420	5,083	1,579,596	1,496	168,832	—	101	(7,679)	(999)
Conversion of Convertible Notes Payable	—	—	1,253,770	6,843	—	—	—	—	6,843
Issuance of Service Shares	—	—	385,297	1,558	—	—	—	—	1,558
Legacy Horizon Share Exchange	3,588,869	9,897	(3,218,663)	(9,897)	(168,832)	—	—	—	—
New Horizon Shares on Effective Date	7,251,939	55,531	—	—	—	—	(75,619)	—	(20,088)
Incentive Shares	954,013	—	—	—	—	—	—	—	—
Capital Markets Advisory Shares	740,179	1,840	—	—	—	—	—	—	1,840
Underwriter Shares Issued	385,016	—	—	—	—	—	—	—	—
Stock-based Compensation	—	—	—	—	—	—	10	—	10
Net Loss	—	—	—	—	—	—	—	(5,306)	(5,306)
Balance at February 29, 2024	17,995,436	$72,351	—	$—	—	$—	$(75,508)	$(12,985)	$(16,142)

	Class A Ordinary Shares		Class B Ordinary Shares		Non-Voting Common Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2022	3,221,252	$3,104	1,062,244	$—	168,832	$—	$—	$(5,276)	$(2,172)
Settlement of Shareholder Advances	1,854,168	1,979	—	—	—	—	—	—	1,979
Stock-based Compensation	—	—	—	—	—	—	7	—	7
Net Loss	—	—	—	—	—	—	—	(150)	(150)
Balance at August 31, 2022	5,075,420	5,083	1,062,244	—	168,832	—	7	(5,426)	(336)
Stock-based Compensation	—	—	—	—	—	—	16	—	16
Net Loss	—	—	—	—	—	—	—	(385)	(385)
Balance at November 30, 2022	5,075,420	5,083	1,062,244	—	168,832	—	23	(5,811)	(705)
Stock-based Compensation	—	—	—	—	—	—	16	—	16
Net Loss	—	—	—	—	—	—	—	(269)	(269)
Balance at February 28, 2023	5,075,420	$5,083	1,062,244	$—	168,832	$—	$39	$(6,080)	$(958)

The accompanying notes are an integral part of these unaudited condensed i—terim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

EXPRESSED IN 000’S; UNAUDITED

	Nine months ended
	February 29, 2024	February 28, 2023
Cash Flows used in Operating Activities:
Net Loss	$(6,463)	$(803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	32
Non-cash interest	195	—
Non-cash lease expense	—	33
Stock-based compensation	56	39
Change in fair value of Forward Purchase Agreement	4,026	—
Changes in operating assets and liabilities:
Prepaid expenses	(176)	(1)
Accounts receivable	(112)	(40)
Accounts payable	917	(19)
Accrued liabilities	756	—
Operating leases	—	(14)
Net cash used in operating activities	(760)	(773)

Cash Flows used in Investing Activities:
Purchase of property and equipment	(158)	(17)
Net cash used in investing activities	(158)	(17)

Cash Flows from Financing Activities:
Finance lease payments	18	(14)
Proceeds from issuance of Convertible debentures	6,700	935
Outflow from Business Combination	(1,573)	—
Repayment of Shareholder loans	—	(5)
Repayment of Term loan	(40)	—
Net cash provided by financing activities	5,105	916

Net Change in Cash	$4,187	$126
Cash - Beginning of period	228	4
Cash - End of period	$4,415	$130

Supplemental cash flow information
Conversion of Convertible debentures	$1,496	$—
Taxes paid	$—	$—
Settlement of Shareholder Advances	$—	$1,979

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. Organization and Nature of Business

Organization and Nature of Business

New Horizon Aircraft Ltd. (the “Company”, “Horizon”, “we,” “us” or “our”), a British Columbia corporation, with our headquarters located in Lindsay, Ontario, is an aerospace company. The Company is a former blank check company incorporated on March 11, 2022 under the name Pono Capital Three, Inc., (“Pono”) as a Delaware corporation, subsequently redomiciled in the Cayman Islands on October 14, 2022, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

The Company’s objective is to significantly advance the benefits of sustainable air mobility. In connection with this objective, we have designed and developed a hybrid-electric vertical takeoff and landing (“eVTOL”) prototype aircraft for use in future regional air mobility (“RAM”) networks.

Business Combination

On February 14, 2023, we consummated an initial public offering (“IPO”). On January 12, 2024 (the “Closing date”), we consummated a merger (the “Merger”) with Pono Three Merger Acquisitions Corp., a British Columbia company (“Merger Sub”) and wholly-owned subsidiary of Pono, with and into Robinson Aircraft Ltd. (“Robinson”) pursuant to an agreement and plan of merger, dated as of August 15, 2023, (as amended by a Business Combination Agreement Waiver, dated as of December 27, 2023) by and among Pono, Merger Sub, Horizon, and Robinson.

The Merger and other transactions contemplated thereby (collectively, the “Business Combination”) closed on January 12, 2024, when, pursuant to the Business Combination Agreement, Merger Sub merged with and into Robinson Aircraft Ltd., surviving the Merger as a wholly owned subsidiary of Pono. Pono changed its name to “New Horizon Aircraft Ltd” and the business of Robinson became the business of New Horizon Aircraft Ltd.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Pono was treated as the acquired company and Robinson was treated as the acquirer for financial statement reporting purposes.

The financial statements included in this report reflect (i) the historical operating results of Robinson prior to the Business Combination (“Legacy Horizon”); (ii) the combined results of Pono and Legacy Horizon following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Horizon at their historical cost; and (iv) the Company’s equity structure for all periods presented.

NOTE 2. Going Concern and Liquidity

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s development plans. We have devoted many resources to the design and development of our eVTOL prototype. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt and the sale of common stock to related and third parties.

Through February 29, 2024, we have incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $13.0 million. Horizon is a pre-revenue organization in a research and development and flight-testing phase of operations. While management expects that the net cash proceeds from the Business Combination along with our cash balances held prior to the Closing Date will be sufficient to fund our current operating plan for at least the next 12 months from the date these condensed interim consolidated financial statements were available to be issued, there is significant uncertainty around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital.

There can be no assurance that we will be successful in achieving our business plans, that our current capital will be sufficient to support our ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that we do not meet our business plans, we may be required to raise additional capital, alter, or scale back our aircraft design, development, and certification programs, or be unable to fund capital expenditures. Any such events would have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve our intended business plans.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Principles of Consolidation and Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented in Canadian dollars in conformity with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 28, 2024, and the Company’s financial statements for the period ended May 31, 2023, included in Form 8-K on April 22, 2024. The interim results for the three and nine months ended February 29, 2024 are not necessarily indicative of the results to be expected for the period ending May 31, 2024 or for any future periods.

All amounts presented are in thousands of Canadian dollars, except share and per share amounts or as otherwise noted.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2 (a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Reverse Recapitalization

Pursuant to ASC 805, for financial accounting and reporting purposes, Robinson was deemed the accounting acquirer with Pono being treated as the accounting acquiree, and the Merger was accounted for as a reverse recapitalization (the “Reverse Recapitalization”). Accordingly, the financial statements of the Company represent a continuation of the financial statements of Robinson, with the Merger being treated as the equivalent of Robinson issuing stock for the net assets of Pono, accompanied by a recapitalization. The net assets of Pono were stated at historical costs, with no goodwill or other intangible assets recorded, and were consolidated with Robinson financial statements on the Closing Date. Operations prior to the Closing Date are presented solely as those of Legacy Horizon. The number of Legacy Horizon common shares for all periods prior to the Closing Date have been retrospectively increased using the exchange ratio that was established in accordance with the Merger Agreement (the “Exchange Ratio”).

Upon the consummation of the Merger, the Company gave effect to the issuance of 7,251,939 shares of Common Stock for the previously issued Pono common stock and PIPE Shares that were outstanding at the Closing Date. The Company raised $4 proceeds, net of redemptions of Pono public stockholders of $140.0 million and reimbursements for Pono’s expenses of $4.5 million, and $2.7 million of cash in connection with the PIPE Financing.

Robinson incurred $3.8 million of transaction costs, satisfied by a combination of cash and common stock, consisting of banking, legal, and other professional fees, and assumed a $16.6 million derivative liability related to a Forward Purchase Agreement and $0.4 million of accounts payable from Pono.

January 12, 2024
Forward Purchase Agreement	$16,596
Accounts Payable	360
Net Liabilities Assumed	$16,236

Use of Estimates

The preparation of the unaudited condensed interim consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed interim consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Management believes significant estimates for the period include those in connection with the Financial Instruments, the Business Combination, Going Concern, and stock-based compensation.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of February 29, 2024 and May 31, 2023.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed interim consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed interim consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed interim consolidated financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 29, 2024 or May 31, 2023.

Net Income (loss) Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Stock options, Convertible debentures, and Convertible promissory notes were excluded from the computation of diluted net income (loss) per share as including them would have been anti-dilutive. As we reported net losses for all periods presented, diluted loss per share is the same as basic loss per share.

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

Research and Development Costs

The research and development costs are accounted for in accordance with ASC 730, Research and Development, which requires all research and development costs be expensed as incurred.

Stock-based Compensation

Our stock-based compensation awards consist of stock options granted to employees and non-employees. We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation - Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based compensation awards to be based on the grant date fair values of the awards. We estimate the fair value of share options using the Black-Scholes option-pricing model. The value of the award is recognized as expense over the requisite service period on a straight-line basis. Determining the grant date fair value of the awards using the Black-Scholes option-pricing model requires management to make assumptions and judgments, including but not limited to the following:

Expected term — The estimate of the expected term of employee awards is determined in accordance with the simplified method, which estimates the term based on an averaging of the vesting period and contractual term of the option grant.

Expected volatility — Expected volatility used is based on the volatility of similar entities (referred to as “guideline companies”) for a period consistent with the expected term of the award.

Risk-free interest rate — The risk-free interest rate used to value awards is based on the Treasury yields in effect at the time of grant for a period consistent with the expected term of the award.

Dividend yield — We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.

Forfeiture rate — We have elected to account for forfeitures as they occur and will record stock-based compensation expense assuming all option holders will complete the requisite service period. If an employee forfeits an award because they fail to complete the requisite service period, we will reverse stock-based compensation expense previously recognized in the period the award is forfeited.

Property and Equipment, Net

Property and equipment is stated at historical cost less accumulated depreciation. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation is removed from the accounts, and any difference between the selling price and net carrying amount is recorded as a gain or loss in the statements of operations and comprehensive loss. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets.

Impairment of Long-Lived Assets

We review our long-lived assets, consisting primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being or intended to be used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets including any cash flows upon their eventual disposition to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. We determined there was no impairment of long-lived assets during all periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed interim consolidated statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

The Forward Purchase Agreement is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s unaudited condensed interim consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value using a simulation model. At the settlement date, the Forward Purchase Agreement will be recognized as a derivative asset at the value of cash paid based on the number of shares, with any changes in fair value recognized in the Company’s unaudited condensed interim consolidated statements of operations.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed interim consolidated statements of operations.

The warrants are not precluded from equity classification and are accounted for as such on the date of issuance and will be on each unaudited condensed interim consolidated balance sheet date thereafter. As the warrants are equity classified, they are initially measured at fair value (or allocated value). The fair value of the public warrants was measured using a simulation model and the fair value of the private warrants was measured using a Black-Scholes Model. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

Public Warrants

The measurement of the public warrants as of February 29, 2024 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “HOVRW.” The quoted price of the public warrants was $0.03 per warrant as of February 29, 2024.

Government Grants

The Company receives payments from government entities primarily for research and development deliverables as part of ongoing development of the Company’s technology and future services offering. Under the Company’s accounting policy for government grants received as a payment for research and development services, grants are recognized on a systematic basis over the periods in which these services are provided and are presented as other income in the statement of operations. Effective June 1, 2021, the Company adopted ASU 832, Government Assistance and disclosed the transactions with government organizations in Note 15.

Recent Accounting Standards

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. Further, the ASU made amendments to the EPS guidance in Topic 260, Earnings Per Share, for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for public business entities, excluding smaller reporting companies, for interim and annual periods beginning after December 15, 2021, with early adoption permitted. For all other entities, the amendments are effective for interim and annual periods beginning after December 15, 2023. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements and related disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s financial statements.

NOTE 4. Balance Sheet Components

Property and Equipment, net

Property and equipment consist of the following (in 000’s):

	Three Months Ended
	February 29, 2024	May 31, 2023
Computer Equipment	$55	$37
Leasehold Improvements	18	10
Tools and Equipment	48	27
Website Design	110	—
Vehicles	16	16
	247	90
Accumulated Depreciation	(78)	(38)
Total Property and Equipment, net	$169	$52

The Company’s finance lease ended during the nine months ended February 29, 2024. The Company exercised the permitted purchase option and recorded an addition to tools and equipment in the amount of $20 (February 28, 2023 - $nil).

Depreciation expenses of $21 and $41 (February 28, 2023 - $17 and $32) for the three and nine months ended February 29, 2024, respectively, has been recorded in General and Administrative expenses in the condensed interim consolidated statements of operations.

Prepaid Expenses

Prepaid Expenses consisted of the following (in 000’s):

	February 29, 2024	May 31, 2023
Prepaid insurance	$264	$3
Prepaid software	5	-
Prepaid legal fees	67	-
Prepaid advisory	1,590	-
Other general prepaid expenses	93	-
Total Prepaid expenses	$2,019	$3

Accrued Expenses

Accrued Expenses consisted of the following (in 000’s):

	February 29, 2024	May 31, 2023
Accrued professional fees	$536	-
Accrued employee costs	5	48
Accrued capital expenses	80	-
Other accrued expenses	183	-
Total Accrued expenses	$804	$48

NOTE 5. Leases

The Company has previously entered into multiple lease agreements for the use of certain property and equipment under operating and finance leases. Property leases include hangars, storage, offices, and other space.

The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company’s weighted-average discount rate for operating and finance leases commenced during all periods presented was 10%.

During the nine months ended February 29, 2024 the Company’s finance lease expired, and a purchase option was exercised. The carrying value of $20 was transferred to property and equipment.

Operating lease expense is recognized on a straight-line basis over the lease term. The weighted-average remaining lease term is 2 years as of February 29, 2024.

The Company’s lease costs were as follows (in 000’s):

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Operating lease cost	$13	$13	$38	$40
Short-term lease cost	2	3	6	7
Total Lease cost	$15	$16	$44	$47

The Company’s weighted-average remaining lease term and discount rate as of February 29, 2024 and February 28, 2023 was as follows:

	Nine Months Ended
	February 29, 2024	February 28, 2023
Weighted-average remaining lease term (years)	2	2
Weighted-average discount rate	10%	10%

The minimum aggregate future obligations under the Company’s non-cancellable operating leases as of February 29, 2024 were as follows (in 000’s):

February 29, 2024
Remaining fiscal 2024	$14
Fiscal 2025	49
Fiscal 2026	24
Fiscal 2027 and thereafter	8
Total future lease payments	95
Less: imputed interest	(10)
Present value of future lease payments	$85

NOTE 6. Promissory Note

On October 19, 2022, the Company issued a Promissory Note in the principal amount of $300. The Promissory Note was to mature on October 18, 2027, and bore interest at a rate of 9.7% per annum. The Promissory was securitized by certain patents of the Company. The Promissory Note was being repaid on a monthly basis, with interest only payments until October 15, 2023, and blended payments of $8 thereafter.

During the three and nine months ended February 29, 2024, the Company recorded and paid interest expenses of $nil and $15 (February 28, 2023 - $7 and $10), respectively. The Company repaid the loan in its entirety including all accrued interest on November 9, 2023.

NOTE 7. Convertible Promissory Notes

In May 2022, the Company approved the issuance of a series of Convertible Promissory Notes (collectively, the “Notes”) carrying a one-year term with interest on the outstanding principal amount from the date of issuance accrued at the rate of 10% per annum.

On or before the date of the repayment in full of the Notes, in the event the Company issued shares of its equity securities to investors (the “Investors”) in gross proceeds of at least $2.0 million (a “Qualified Financing”), the outstanding principal and unpaid accrued interest balance of the Notes would convert into common shares at a conversion price equal to the lesser of (i) 80% of the per share price paid by the Investors; and (ii) a price equal to $15.0 million divided by the aggregate number of outstanding common shares of the Company immediately prior to the closing of the Qualified Financing on the same terms and conditions as provided to the Investors.

During the year ended May 31, 2023, the Company issued Convertible Promissory Notes in the amount of $1,035 (2022 - $50).

During the nine months ended February 29, 2024, the Company issued an additional Convertible Promissory Note in the amount of $300, with the same terms as the previously issued convertible promissory notes.

The following table presents the principal amounts and accrued interest of the Convertible Promissory Notes as of February 29, 2024:

Amount
Convertible Promissory Notes May 31, 2022	$50
Issuance of additional Convertible Promissory Notes	1,035
Accrued interest	57
Convertible Promissory Notes May 31, 2023	$1,142
Issuance of additional Convertible Promissory Notes	300
Accrued interest	54
Conversion of Promissory Notes	(1,496)
Convertible Promissory Notes February 29, 2024	$-

The conversion features of the Notes were not clearly and closely related to the Notes and should be recognized as derivative liabilities. The Company determined that the estimated fair value of the derivative liabilities as $nil.

In October 2023, the Company completed a Qualified Financing and based on the terms of the Notes all Convertible Promissory Notes were converted into 517,532 common shares at of the Company.

NOTE 8. Convertible Notes Payable

In October 2023, the Company received $6,700 in exchange for Convertible Notes payable bearing interest at 10% per annum. These convertible notes converted into common shares in the event the Company raised more than US $5,000 or successfully lists its securities on a public stock exchange. The Convertible Notes payable converted into common stock of the Company on January 12, 2024.

The Company recorded $75 and $143 of interest expenses related to these Convertible Notes payable during the three and nine months ended February 29, 2024 (February 28, 2023 – $nil and $nil).

NOTE 9. Advances from Shareholder

As at May 31, 2022, there was an outstanding balance from a shareholder of $1,979. On June 24, 2022, this balance was fully settled by issuance of 2,196,465 common shares of the Company.

NOTE 10. Term Loan

In May 2020, the Company received a $40 line of credit (“CEBA LOC”) under the Canada Emergency Business Account program funded by the Government of Canada. The CEBA LOC was non-interest bearing and could be repaid at any time prior to January 18, 2024, without interest or penalty. The Company repaid this loan in December 2023.

NOTE 11. Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of February 29, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
February 29, 2024
Liabilities
Derivative Liability - Forward Purchase Agreement	$20,622	$—	$—	$20,622

As of May 31, 2023, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

February 29, 2024
Redemption Price	$10.61
Stock Price	$1.25
Volatility	53%
Term (years)	2.43
Risk-free rate	4.12%

The change in the fair value of the assets and liabilities, measured with Level 3 inputs, for the nine months ended February 29, 2024 is summarized as follows:

February 29, 2024
Fair value Derivative Liability as of date of Business Combination	$16,596
Change in fair value of Forward Purchase Agreement	$4,026
Fair value as of Derivative Liability February 29, 2024	$20,622

The estimated fair value of the Forward Purchase Agreement was measured at fair value using a simulation model, which was determined using Level 3 inputs. Inherent in a simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

NOTE 12. Common Stock

The Company’s common stock and warrants trade on the NASDAQ stock exchange under the symbol “HOVR” and “HOVRW”, respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with no par value: (i) 100,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock. The holder of each share of common stock is entitled to one vote.

The Company has retroactively adjusted the shares issued and outstanding prior to January 12, 2024 to give effect to the Exchange Ratio.

NOTE 13. Stock-based Compensation

In August 2022, the Company established a Stock Option Plan, superseded by the 2023 Equity Incentive Plan (the “Option Plan”), under which the Company’s Board of Directors may, from time-to-time, in its discretion, grant stock options to directors, officers, consultants and employees of the Company.

During the nine months ended February 29, 2024, the Company granted nil stock options (February 28, 2023 – 585,230). Stock options outstanding vest in equal tranches over a period of three years. The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

February 29, 2024
Stock price	$0.30
Risk-free interest rate	2.8%
Term (years)	5
Volatility	85%
Forfeiture rate	0%
Dividend yield	0%

A summary of stock option activity for the Company is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding stock options May 31, 2023	585,230	$0.76	7.2
Exercised	-	-	-
Expired	-	-	-
Outstanding stock options February 29, 2024	585,230	$0.76	6.4
Exercisable as of February 29, 2024	195,077	$0.76	17.0

During the three and nine months ended February 29, 2024, the Company recorded stock-based compensation expenses of $10 and $56 (February 28, 2023 - $16 and $45), respectively. There were no changes to the terms and conditions of the stock options in connection with the Business Combination.

NOTE 14. Net Income (Loss) per Share Attributable to Common Stockholders

The Company computes net income (loss) per share using the two-class method. Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, Convertible debentures, Convertible Notes payable, and Convertible Promissory notes. Stock options, Convertible Debentures, Convertible Promissory notes, and Convertible Notes payable were excluded from the computation of diluted net income (loss) per share as including them would have been anti-dilutive. As we reported net losses for all periods presented, diluted loss per share is the same as basic loss per share.

The following outlines the Company’s basic and diluted loss per share for the three and nine months ended February 29, 2024 and February 28, 2023 (000’s, except share amounts):

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net Income (loss)	$(5,306)	$(269)	$(6,463)	$(803)
Basic weighted-average common shares outstanding	11,698,789	6,306,496	8,075,238	6,142,893
Basic and diluted net income (loss) per common share	$(0.45)	$(0.04)	$(0.80)	$(0.13)

NOTE 15. Grants and Subsidies

DAIR Green Fund

In November 2022, the Company entered into a funding agreement with the Downsview Aerospace Innovation and Research Centre (“DAIR”). In June 2022, DAIR entered into a Contribution Agreement with the Federal Economic Development Agency for Southern Ontario to launch a Green Fund to financially support projects led by small and medium size enterprises. DAIR selected the Company with a project on the Engineering Design of a Hybrid Power System Novel Power Distribution Scheme. The funding approved to the Company was $75, of which $50 was issued to the Company as at May 31, 2023 and $15 was received during the nine months ending February 29, 2024. The remaining amount of $10 may be received subsequent to successful reporting to DAIR on the project.

Air Force Grant

In January 2022, the Company entered into a Market Research Investment Agreement (the “Agreement”) with Collaboration.Ai, a company engaged with the United States Operations Command and the U.S. Air Force to administer selection and awards for the AFWERX Challenge program to foster innovation within the services. In connection with the Agreement, the Company will provide research, development, design, manufacturing, services, support, testing, integration, and equipment in aid of delivery of market research in accordance with one or more statements of work or market research plans. During the year ending May 31, 2023, a fixed fee fund of $366 was approved. As of February 29, 2024, the Company had received $235 of this amount.

Scientific Research and Experimental Development

In July 2023, in connection with the year ending May 31, 2023, the Company filed an application for Scientific Research and Experimental Development (“SRED”) credits with the Canadian federal government in the amount of $229. This amount was received in December 2023.

NOTE 16. RELATED PARTY TRANSACTIONS

There were no identifiable related party transactions for the periods presented.

NOTE 17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 1, 2024 through to the date of this filing Form 10-K and determined that there have been no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to New Horizon Aircraft Ltd. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All figures noted are in thousands of Canadian dollars unless noted otherwise.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

New Horizon Aircraft Ltd. (the “Company”, “Horizon”, “we,” “us” or “our”), a British Columbia corporation, with our headquarters located in Lindsay, Ontario, is an aerospace company. Horizon is a former blank check company incorporated on March 11, 2022 under the name Pono Capital Three, Inc., (“Pono”) as a Delaware corporation, subsequently redomiciled in the Cayman Islands on October 14, 2022, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

Business Combination

On February 14, 2023, we consummated an initial public offering (“IPO”). On January 12, 2024 (the “Closing date”), we consummated a merger (the “Merger”) with Pono Three Merger Acquisitions Corp., a British Columbia company (“Merger Sub”) and wholly-owned subsidiary of Pono, with and into Robinson Aircraft Ltd. (“Robinson”) pursuant to an agreement and plan of merger, dated as of August 15, 2023, (as amended by a Business Combination Agreement Waiver, dated as of December 27, 2023) by and among Pono, Merger Sub, New Horizon Aircraft Ltd., Robinson, and Mehana Equity LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) in its capacity as the representative of the stockholders of Pono, and seller representative of the stockholders of New Horizon Aircraft Ltd. (“Seller Representative”).

The Merger and other transactions contemplated thereby (collectively, the “Business Combination”) closed on January 12, 2024, when, pursuant to the Business Combination Agreement Waiver, Merger Sub merged with and into Robinson, surviving the Merger as a wholly owned subsidiary of Pono. Pono changed its name to “New Horizon Aircraft Ltd” and the business of Robinson became the business of New Horizon Aircraft Ltd.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Pono was treated as the acquired company and Robinson was treated as the acquirer for financial statement reporting purposes.

The financial statements included in this report reflect (i) the historical operating results of Robinson prior to the Business Combination (“Legacy Horizon”); (ii) the combined results of Pono and Legacy Horizon following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Horizon at their historical cost; and (iv) the Company’s equity structure for all periods presented.

Organization and Nature of Business

The Company’s objective is to significantly advance the benefits of sustainable air mobility. In connection with this objective, we have designed and developed a hybrid-electric vertical takeoff and landing (“eVTOL”) prototype aircraft for use in future regional air mobility (“RAM”) networks.

Robinson was incorporated in 2013. Initially, the company was focused on development of a hybrid electric amphibious aircraft, and in 2018 the Company pivoted to developing an innovative hybrid electric Vertical Takeoff and Landing (“eVTOL”) concept that is identified as the Cavorite X7. The Company has built several small-scale prototypes and now has a 50%-scale aircraft that is undergoing active flight testing.

Horizon intends to sell these aircraft to third parties, air operators, individual consumers, and NATO military customers. The Company plans to manufacture its aircraft and license its patented fan-in-wing technology and other core innovations to other Original Equipment Manufacturers (“OEM’s”). Manufacturing will be accomplished with a heavy reliance on experienced aircraft manufacturing partners and supply chain vendors. Horizon believes this highly focused business model will provide the most efficient use of capital to produce an aircraft that has a variety of uses.

The Company has been primarily engaged in research and development of aircraft. Net operating losses and negative cash flows from operations have been realized in every year since inception. As of February 29, 2024, it had an accumulated deficit of $13.0 million. Until now, the Company has funded its operations primarily with proceeds from the issuance of common stock and convertible notes.

Key Factors Affecting Operating Results

See the section entitled “Risk Factors” in the Company’s Form 10-K filed with the SEC on March 29, 2024 for a further discussion of these considerations.

Development of the Regional Air Mobility Market

The Company’s revenue will be directly tied to the continued development of long-distance aerial transportation and related technologies. While the Company believes the market for Regional Air Mobility (“RAM”) will be large, it remains undeveloped and there is no guarantee of future demand. Horizon anticipates commercialization of its aircraft beginning in 2027, and its business will require significant investment leading up to launching services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training and commercialization.

Horizon believes one of the primary drivers for adoption of its aircraft is the value proposition enabled by its aircraft that can take-off and land similar to a helicopter, fly almost twice as fast, and operate with much lower direct operating costs. Additional factors impacting adoption of eVTOL technology include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the environmental impact of hybrid-electric; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground or unmanned drone services; consumers perception about the convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of vehicles. In addition, macroeconomic factors could impact demand for RAM services, particularly if end-user pricing is at a premium to ground-based transportation. Horizon anticipates initial aircraft sales to be used for medevac services, firefighting services, disaster relief services, remote medical services, military operations, followed by sales to air operators for air cargo, business travel and air-taxi services. If the market for RAM does not develop as expected, this would impact the Company’s ability to generate revenue or grow its business.

Competition

The Company believes that the primary sources of competition for its aircraft sales are traditional helicopters, ground-based mobility solutions, and other eVTOL developers. While it expects to produce a versatile aircraft that can be useful in a variety of air mobility missions, the Company expects this industry to be dynamic and increasingly competitive. It is possible that its competitors could gain significant market share. Horizon may not fully realize the sales it anticipates, and it may not receive any competitive advantage from its design or may be overcome by other competitors. If new companies or existing aerospace companies produce competing aircraft in the markets in which Horizon intends to service and obtain large-scale capital investment, it may face increased competition. Horizon may receive an advantage from well-funded competitors that are paying to create certification programs, raise awareness of eVTOL advantages and advocating to kickstart government funding programs. In the event it does not capture the level of sales and consumer adoption it anticipates, Horizon’s business, financial condition, operating results and prospects may be harmed.

Government Certification

In order to be used in for-profit commercial operations, Horizon’s Cavorite X7 aircraft will require Type Certification. Horizon has had initial conversations with both the Transport Canada Civil Aviation (TCCA) and the Federal Aviation Association (FAA). As a Canadian company, TCCA will initially lead certification efforts. Horizon expects the FAA to participate during this process which will likely reduce the amount of time required to achieve FAA certification.

The Company maintains a partnership with Cert Centre Canada (“3C”) for the purpose of collaborating on aspects of the continued development and path to certification of Horizon’s eVTOL program. 3C is leveraging their deep experience with TCCA and FAA certification programs to develop a certification basis for the certification of Horizon’s hybrid-electric eVTOL aircraft.

Typically, the certification of a new aircraft design by TCCA or the FAA is a long and complex process, often spanning more than five years and costing hundreds of millions of dollars. The Company has never undergone such a process, and there is no guarantee that its Cavorite X7 design will eventually achieve certification despite its best efforts. The Company will need to obtain authorizations and certifications related to the production of its aircraft. While it anticipates being able to meet the requirements of such authorizations and certifications, the Company may be unable to obtain such authorizations and certifications, or to do so on the timeline it projects. Should the Company fail to obtain any of the required authorizations or certifications, or do so in a timely manner, or any of these authorizations or certifications are modified, suspended or revoked after it obtains them, the Company may be unable to fulfill sales of its commercial aircraft or do so on the timelines it projects, which would have adverse effects on its business, prospects, financial condition and/or results of operations.

Dual Use Business Model

Horizon’s business model to serve as a dual use aircraft both civilian and military applications. Present projections indicate that sales volume of this dual use aircraft will result in a viable business model over the long-term as production volumes scale and unit economics improve to support sufficient market adoption. The advantage of military application of Horizon’s aircraft in addition to sales volumes leads to a reduction in the risk of certification as aircraft used for military purposes do not need to achieve Transport Canada, FAA or similar certification approval. As with any new industry and aerospace product, numerous risks and uncertainties exist. The Company’s financial results are dependent on delivering aircraft on-time and at a cost that supports returns at prices that support sufficient sales to customers who are willing to purchase based on value arising from time and versatility from utilizing regional eVTOL aircraft. Horizon’s civilian sector financial results are dependent on achieving certification on its expected timeline. Horizon’s aircrafts include numerous parts and manufacturing processes unique to eVTOL aircraft, in general, and its product design, in particular. Best efforts have been made to estimate costs in the Company’s planning projections; however, the variable cost associated with assembling its aircraft at scale remains uncertain at this stage of development.

Going Concern and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s development plans. We have devoted many resources to the design and development of our planned eVTOL prototype. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt and the sale common stock to related and third parties.

Through February 29, 2024, we have incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $13.0 million. Horizon is a pre-revenue organization in a research and development and flight-testing phase of operations. While management expects that the net impact of the Business Combination along with our cash balances held prior to the Closing Date will be sufficient to fund our current operating plan for at least the next 12 months from the date these condensed interim consolidated financial statements were available to be issued, there is significant uncertainty around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital.

There can be no assurance that we will be successful in achieving our business plans, that our current capital will be sufficient to support our ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that we do not meet our business plans, we may be required to raise additional capital, alter, or scale back our aircraft design, development, and certification programs, or be unable to fund capital expenditures. Any such events would have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve our intended business plans.

Components of Results of Operations

Revenue

The Company is working to design, develop, certify, and manufacture our eVTOL aircraft and have not generated any revenues in any of the periods presented. We do not expect to begin generating significant revenues until we are able to complete the design, development, certification, and manufacture of our eVTOL aircraft.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, including salaries, benefits, costs of consulting, equipment, engineering, data analysis, and materials.

We expect our research and development expenses to increase as we increase staffing to support aircraft engineering and software development, build aircraft, and continue to explore and develop our eVTOL aircraft and technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel expenses, including salaries, benefits, and stock-based compensation, related to executive management, finance, legal, and human resource functions. Other costs include business development, contractor and professional services fees, audit and compliance expenses, insurance costs and general corporate expenses, including depreciation, rent, information technology costs and utilities.

We expect our selling, general and administrative expenses to increase as we hire additional personnel and consultants to support our operations and comply with applicable regulations, including the Sarbanes-Oxley Act (“SOX”) and other SEC rules and regulations.

Other Income

Other income consists of grants and subsidies received for developmental work and foreign exchange gains and losses.

Interest Expense, net

Interest expense consists primarily of the interest on the Company’s Convertible Notes, Promissory Notes, and Convertible Debentures that have converted into common shares of the Company on or prior to the closing of the Business Combination. Additional interest expense includes the cost of equipment financing. Interest income consists primarily of interest earned on the Company’s cash.

Change in fair value of Forward Purchase Agreement

Change in fair value of Forward Purchase Agreement consists of fluctuations in the deemed value of an agreement between the Company and the Sponsor facilitating future purchases of the Company’s stock by the Sponsor based on a simulation model.

Results of Operations

The following information includes, in Horizon’s opinion, all adjustments necessary to state fairly its results of operations for these periods. This data should be read in conjunction with Horizon’s unaudited condensed consolidated financial statements and notes thereto. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

Comparison of the Three Months Ended February 29, 2024 to the Three Months Ended February 28, 2023

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Horizon’s statements of operations data for the quarters ended February 29, 2024 and February 28, 2023 (000’s).

	Three months ended
	February 29, 2024	February 28, 2023	Variance ($)	Variance (%)
Operating expenses
Research and development	270	138	(133)	(97)%
General and administrative	989	155	(834)	(539)%
Total operating expenses	1,259	293	(966)	(329)%
Loss from operations	(1,259)	(293)	966	(329)%
Other income (expense)	6	(45)	(51)	114%
Interest expense, net	15	21	6	28%
Change in fair value of Forward Purchase Agreement	4,026	-	(4,026)	(100)%
Total other income	4,047	(24)	(4,071)	16805%
Net income (loss)	$(5,306)	$(269)	$5,037	(1872)%

Operating Expenses

Operating expenses increased by $966, from $293 for the quarter ended February 29, 2023 to $1,259 for the quarter ended February 29, 2024. The increase was primarily driven by professional fees, additional staff hired to support development activities, and other administrative costs connected with the Company’s growth activities.

Research and Development Expenses

Research and development expenses increased by $133, or 97%, from $138 during the quarter ended February 28, 2023 to $270 during the quarter ended February 29, 2024. The increase was primarily attributable to additional labour related to flight testing, engineering work, flight software, prototype manufacturing, and data analysis.

General and Administrative

General and Administrative costs increased by $834, from $155 during the quarter ended February 28, 2023 to $989 during the quarter ended February 29, 2024. The increase was related to legal, accounting, increased travel, marketing, and branding expenses related to the Company’s growth efforts.

Comparison of the Nine Months Ended February 29, 2024 to the Nine Months Ended February 28, 2023

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Horizon’s statements of operations data for the nine months ended February 29, 2024 and February 28, 2023 (000’s).

	Nine months ended
	February 29, 2024	February 28, 2023	Variance ($)	Variance (%)
Operating expenses
Research and development	635	497	(138)	(28)%
General and administrative	1,829	534	(1,295)	(242)%
Total operating expenses	2,464	1,031	(1,432)	(139)%
Loss from operations	(2,464)	(1,031)	1,432	(139)%
Other income	(222)	(271)	(49)	18%
Interest expense, net	195	43	(152)	(352)%
Change in fair value of Forward Purchase Agreement	4,026	-	(4,026)	(100)%
Total other income	3,999	(228)	(4,227)	1853%
Net income (loss)	(6,463)	(803)	$5,659	(705)%

Operating Expenses

Operating expenses increased by $1,432, from $1,031 for the nine months ended February 29, 2023 to $2,464 for the nine months ended February 29, 2024. The increase was primarily driven by professional fees, additional staff hired to support development activities, and other administrative costs connected with the Company’s growth activities.

Research and Development Expenses

Research and development expenses increased by $138, or 28%, from $497 during the nine months ended February 28, 2023 to $635 during the nine months ended February 29, 2024. The increase was primarily attributable to additional labour related to flight testing, engineering work, flight software, prototype manufacturing, and data analysis.

General and Administrative

General and Administrative costs increased by $1,295, from $534 during the nine months ended February 28, 2023 to $1,829 during the nine months ended February 29, 2024. The increase was related to legal, accounting, increased travel, marketing, and branding expenses related to the Company’s growth efforts.

Other income

Other income decreased by $49, or 18%, from $271 during the nine months ended February 28, 2023 to $222 during the nine months ended February 29, 2024. The decrease primarily reflected the change in grants and subsidies received in the comparative periods.

Interest expense, net

Interest expenses increased by $152, from $43 during the nine months ended February 28, 2023 to $195 during the nine months ended February 29, 2024. The increase primarily related to interest expenses on the Company’s Convertible Debentures and Convertible Promissory Notes.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated (000’s):

	Nine Months Ended		Variance
	February 29, 2024	February 28, 2023	Variance ($)	Variance (%)
Net cash provided by (used in):
Operating activities	$(760)	$(773)	$13	-2%
Investing activities	(158)	(17)	(141)	836%
Financing activities	5,105	916	4,189	457%
Net increase (decrease) in cash	$4,187	$126	$4,061	3229%

Net Cash used in Operating Activities

The Company’s cash flows used in operating activities have been primarily comprised of payroll, software expenses, technology costs, professional services related to research and development and general and administrative activities, and direct research and development costs for aircraft design, simulation, and prototype manufacturing, partially offset by periodic grants received from various government agencies. The Company expects to increase hiring to accelerate its engineering efforts in the coming years.

For the nine months ended February 29, 2024, the $13 decrease in cash used from operations as compared to the nine months ended February 28, 2023 was primarily attributed to increased non-cash operating costs and changes in working capital.

Net Cash used in Investing Activities

The Company’s cash flows used in investing activities to date have been primarily comprised property and equipment.

For the nine months ended February 29, 2024, the $141 increase in cash used by investing activities as compared to the nine months ended February 28, 2023 was primarily attributed to website development and computers.

Net Cash used in Financing Activities

The Company’s cash flows used in financing activities to date have primarily composed of funding raised with convertible instruments.

For the nine months ended February 29, 2024, the $4,189 increase in cash provided by financing activities as compared to the nine months ended February 28, 2023 was primarily attributed to the issuance of Convertible Debentures in October 2023 which converted into common shares of the Company in January 2024. These were accompanied by the conversion of Convertible Notes, partially offset by the impact of costs in connection with the Business Combination.

Sources of Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, contractual obligations, and other commitments. The Company assesses liquidity in terms of its cash flows from financing activities and their sufficiency to fund its operating and development activities. As of February 29, 2024, the Company’s principal source of liquidity was cash and cash equivalents of $4,415.

To date, the Company has funded its operations primarily with the issuances of common shares and issuances of convertible debt instruments. Additional funding has been provided through government backed grants.

The Company believes it has sufficient cash to fulfill its business plan for at least the next 12 months from the date of this filing. To the extent the Company is able to raise additional financing, either by way of the Forward Purchase Agreement, or by other means, the Company will be in a position to expedite its business plan including hiring employees at a more rapid pace. To achieve the Company’s long-term objectives, additional financing will be required and efforts to raise such working capital will be ongoing through the next three years.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of February 29, 2024 and May 31, 2023.

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

Forward Purchase Agreement

The Forward Purchase Agreement is recognized as a derivative liability in accordance with ASC 815. Accordingly, we recognize the instrument as an asset or liability at fair value and with changes in fair value recognized in our consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value using a simulation model, which was determined using Level 3 inputs. Inherent in the simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. Any changes in these assumptions can change the valuation significantly.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. Further, the ASU made amendments to the EPS guidance in Topic 260, Earnings Per Share, for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for public business entities, excluding smaller reporting companies, for interim and annual periods beginning after December 15, 2021, with early adoption permitted. For all other entities, the amendments are effective for interim and annual periods beginning after December 15, 2023. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements and related disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 29, 2024, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, the design and operation of our disclosure controls and procedures were not effective.

Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial and accounting officer, believe that the condensed consolidated financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Remediation of Material Weakness

While significant progress has been made to improve our internal control over financial reporting, not all aspects of have been sufficiently remediated. The material weakness, as of February 29, 2024, relates to the lack of sufficient accounting resources with deep technical accounting knowledge to identify and resolve complex accounting issues in a timely manner and adequately separate financial responsibilities. Our management, with the oversight of the Audit Committee of our Board of Directors, continue to design and implement measures to remediate the material weakness. Remediation of the material weakness will require further validation and testing of the operating effectiveness of the applicable remedial controls over a sustained period of financial reporting cycles.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us, which may be material because of defense and settlement costs, diversion of resources and other factors.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 28, 2024 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the quarter ended February 29, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) As previously reported, on February 14, 2023, Pono completed its IPO (the “Offering”) of 10,000,000 units (“Units”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share (“Class A ordinary shares”), and one redeemable warrant (“Public Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A ordinary shares at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-268283). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000.

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

The underwriters were paid a cash underwriting discount of $0.11 per Unit, or $1,265,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.30 per unit, or $3,450,000 in the aggregate was payable to the underwriters for deferred underwriting commissions. Upon the closing of the Business Combination, the Company paid $2,345,000 of the deferred underwriting fee. In addition, 103,500 shares were issued to the underwriters, in partial satisfaction of the deferred underwriting commission of $1,105,000, and $70,000 remains outstanding.

The consummation of the Business Combination resulted in gross proceeds of approximately $nil. The funds from the Business Combination were used for: (i) redemptions to public shareholders – reflected in the gross proceeds of the Business Combination and (iii) payment of fees and expenses. The direct and indirect fees and expenses incurred were approximately $CAD4.53 million.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1†	Business Combination Agreement, dated August 15, 2023, by and among Pono Capital Three, Inc., Pono Three Merger Acquisitions Corp., and Robinson Aircraft, Ltd. d/b/a Horizon Aircraft (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on August 15, 2023).
3.1	New Horizon Articles (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on February 14, 2024).
4.1	Warrant Agreement, dated February 9, 2023, by and between Pono Capital Three, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed by Pono Capital Three, Inc. on November 10, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed by Pono Capital Three, Inc. on November 10, 2022).
4.4	Form of First Shortfall Warrant (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on April 8, 2024).
10.1	Form of Subscription Agreement for the PIPE investment (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Pono Capital Three, Inc. on January 3, 2024).
10.2+	New Horizon Aircraft Ltd. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.3	Registration Rights Agreement, dated January 12, 2024, by and between Pono Capital Three, Inc. and parties thereto (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.4	Registration Rights Agreement, dated February 9, 2023, by and among Pono Capital Three, Inc. and certain security holders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023).
10.5	Form of Lockup Agreement (incorporated by reference to Exhibit 10.5 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)..
10.6	Placement Unit Purchase Agreement, dated February 9, 2023, between Pono Capital Three, Inc. and Mehana Capital LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023).
10.10	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.10 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.12+	Employment Agreement, dated January 19, 2024, by and between New Horizon Aircraft Ltd. and E. Brandon Robinson (incorporated by reference to Exhibit 10.12 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.13+	Employment Agreement, dated January 11, 2024, by and between New Horizon Aircraft Ltd. and Jason O’Neill (incorporated by reference to Exhibit 10.13 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.14+	Employment Agreement, dated January 12, 2024, by and between New Horizon Aircraft Ltd. and Brian Merker (incorporated by reference to Exhibit 10.14 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.15+	Employment Agreement, dated January 19, 2024, by and between New Horizon Aircraft Ltd. and Brian Robinson (incorporated by reference to Exhibit 10.15 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.16+	Contractor Agreement, dated January 19, 2024, by and between New Horizon Aircraft Ltd., 2195790 Alberta Inc., and Stewart Lee (incorporated by reference to Exhibit 10.16 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024).
10.17	Forward Purchase Agreement Confirmation Amendment, dated February 14, 2024, by and between the Company and Meteora (incorporated by reference to Exhibit 10.1 of Form 8-K filed by New Horizon Aircraft Ltd. on February 21, 2024)
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed with this Report.
**	Furnished with this Report.
+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Horizon Aircraft Ltd.

Date: April 22, 2024		/s/ Brandon Robinson
	Name:	Brandon Robinson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 22, 2024		/s/ Brian Merker
	Name:	Brian Merker
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)