Form 10-K
period 2024-05-31
New Horizon Aircraft Ltd.
filed 2024-08-15
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-41607

NEW HORIZON AIRCRAFT LTD.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1786743
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3187 Highway 35 Lindsay, Ontario	K9V 4R1
(Address of principal executive offices)	(Zip Code)

(613) 866-1935

(Registrant’s telephone number, including area code)

Former Fiscal Year End December 31

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A Ordinary Shares, no par value	HOVR	The Nasdaq Stock Market LLC

Warrants, each warrant exercisable for one Class A Ordinary Shares at an exercise price of $11.50 per share	HOVRW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on November 30, 2023, based on the closing price of $10.58 for shares of the Registrant’s Class A ordinary shares as reported by The Nasdaq Global Market, was approximately USD $121,670,000. Class A ordinary shares beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 15, 2024, there were 18,607,931 of the registrant’s Class A ordinary shares, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Annual Report on Form 10-K of New Horizon Aircraft Ltd. are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties (some of which are beyond our control) and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including risks and uncertainties that could delay, divert or change these expectations, and could cause actual results to differ materially from those projected in these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

This report contains market data and industry forecasts that were obtained from industry publications. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified any third-party information. While we believe the market position, market opportunity and market size information included in this report is generally reliable, such information is inherently imprecise and subject to change.

All written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely on the forward-looking statements we make or that are made on our behalf as predictions of future events. We undertake no obligation and specifically decline any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

We encourage you to read the management’s discussion and analysis of our financial condition and results of operations and our consolidated financial statements contained in this Annual Report on Form 10-K. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements, projections and estimates.

ii

PART I

CERTAIN TERMS AND CONVENTIONS

All references to “we,” “us,” “our,” “New Horizon,” the “Company” or similar terms used in this annual report refer to New Horizon Aircraft Ltd., a British Columbia company, including its consolidated subsidiaries, unless the context otherwise indicates.

All references in this document to “Dollars” are expressed in Canadian Dollars (“CAD”, “$CAD”) and in ’000s (except per share data), unless otherwise indicated.

“Amalgamation” refers to the amalgamation of Merger Sub and Horizon in connection with the Business Combination, the resulting company, “Amalco,” with Amalco being the wholly owned subsidiary of Pono.

“Articles” refers to the governing documents of New Horizon Aircraft Ltd., adopted on January 11, 2024 in connection with the SPAC Continuance.

“BCBCA” refers to the Business Corporations Act (British Columbia), as now in effect and as it may be amended from time to time.

“Business Combination Agreement” refers to the business combination agreement, dated, August 15, 2023, by and among Pono, Pono Three Merger Acquisitions Corp., a British Columbia company and wholly-owned subsidiary of Pono (“Merger Sub”) and Robinson Aircraft Ltd., d/b/a Horizon Aircraft (“Legacy Horizon”).

“Business Combination” refers to the transactions related to the Business Combination Agreement, pursuant to which Pono was continued and de-registered from the Cayman Islands and redomesticated as a British Columbia company on January 11, 2024, Merger Sub and Legacy Horizon were subsequently amalgamated under the laws of British Columbia, and Pono changed its name to New Horizon Aircraft Ltd.

“$,” “$CAD,” “CAD,” or “Dollars” refers to the lawful currency of Canada (expressed in Canadian dollars).

“Class A ordinary shares” refers to the Class A ordinary shares, no par value per share, of New Horizon Aircraft Ltd.

“Initial Public Offering” or “IPO” refers to the initial public offering of 11,500,000 units, with each unit consisting of one Class A ordinary share, par value $0.0001 per share (the “Pono Class A ordinary shares”) and one warrant to purchase one Pono Class A ordinary share, and each unit being sold at an offering price of $10.00 per unit, which closed on February 14, 2023 and the registration statement on Form S-1 of which was declared effective by the SEC on February 9, 2023.

“Legacy Horizon” refer to Robinson Aircraft, Ltd. d/b/a Horizon Aircraft, a British Columbia company, prior to the Business Combination.

“Pono” refers to Pono Capital Three, Inc., a Cayman Islands blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which in connection with the Business Combination, was continued and de-registered from the Cayman Islands and redomesticated as a British Columbia company and changed its name to New Horizon Aircraft Ltd.

“Public Warrants” refers to warrants to purchase the Class A ordinary shares at an exercise price of $11.50 per share.

SPAC Continuance” refers to the domestication of Pono as a British Columbia company in connection with the Business Combination.

“USD $,” “USD” or “U.S. Dollars” refers to the legal currency of the United States.

Item 1. Business.

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

The new and developing eVTOL aircraft market has been made possible by a convergence of innovation across many different technologies. Batteries, immense strength of light materials, computing power, simulation, and propulsion technology have all crossed a critical threshold to enable viable aircraft designs such our Cavorite X7. This has resulted in the establishment and rapid growth of the Advanced Air Mobility (“AAM”) market. Morgan Stanley has projected that the eVTOL aircraft market could reach USD $1 trillion (in the base case) by 2040 and USD $9 trillion by 2050.

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

We have designed, built, and initiated testing of a 50%-scale prototype of our Cavorite concept. This sub-scale prototype has been through hover testing and the team is currently working towards transition to forward flight. We have received a Special Flight Operations Certificate (SFOC) from Transport Canada Civil Aviation (“TCCA”) that allows outdoor untethered flight of our sub-scale prototype. Our SFOC #930370 will remain effective until its expiry on August  1st of 2025 at which point Horizon will require a formal extension to allow continued untethered test flying. We have also partnered with Cert Centre Canada (3C) for development of a certification basis that will be used to form the foundation for Type Certification with TCCA. Receiving a Type Certificate in accordance with stated regulatory standards will certify compliance to the applicable airworthiness standards for the Cavorite X7, something that is a necessary prerequisite for using the aircraft in commercial operations. We believe our aircraft will be one of the first eVTOL aircraft to be certified for flight into known icing conditions (FIKI), dramatically increasing its operational utility. We believe we can receive Type Certification in 2027.

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

The eVTOL Industry, Total Addressable Market and its Drivers

The eVTOL aircraft market is a developing sector within the transportation industry. This market sector is dependent on the successful development and implementation of eVTOL aircraft and networks, none of which are currently in commercial operation. Morgan Stanley have projected that the eVTOL market for moving people and moving goods could be between USD $1 trillion by 2040 and USD $9 trillion by 2050, as set forth in the “Morgan Stanley Research, eVTOL/Urban Air Mobility TAM Update” report released in May 2021 (the “Morgan Stanley Report”).

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

The large RAM market opportunity is precipitated by a transportation system that is insufficient to handle increasing demand without time delays, high infrastructure and maintenance costs and adverse environmental impact. Since 1990, global passenger flows have increased by more than 125% across all major modes of travel while global trade volume has increased by approximately 200%. To counter the rapidly increasing demand for mobility and logistics, governments worldwide are investing a total of approximately USD $1 trillion per annum into transport infrastructure, which is three times more compared to twenty years ago. Despite these investments, our regional transport systems have fundamentally not improved.

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

[1]	NASA, REGIONAL AIR MOBILITY (2021), https://sacd.larc.nasa.gov/wp-content/uploads/sites/167/2021/04/2021-04-20-RAM.pdf.

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

Business Combination

On February 14, 2023, Pono consummated its Initial Public Offering. On January 12, 2024 (the “Closing Date”), we consummated the Business Combination which resulted in the combination of Pono with Legacy Horizon, pursuant to the previously announced Business Combination Agreement, following the approval at the extraordinary general meeting of the shareholders of Pono held on January 4, 2024. On January 10, 2024, pursuant to the Business Combination Agreement, the Company initiated the SPAC Continuance when Pono was continued and de-registered from the Cayman Islands when the Cayman Islands Registrar of Companies issued a Certificate of De-Registration. On January 11, 2024, the Company completed the SPAC Continuance and redomesticated as a British Columbia company and in connection therewith, effected the Articles, under the laws of British Columbia. Pursuant to the Business Combination Agreement, on January 12, 2024, Merger Sub and Legacy Horizon were amalgamated under the laws of British Columbia, and Pono changed its name to New Horizon Aircraft Ltd.

Our Competitive Strengths

We believe that our business benefits from several competitive strengths, including the following:

Proprietary Ducted Fan-in-Wing Technology — the “HOVR Wing” System

The majority of our competitors use “open propeller” eVTOL vertical lift architectures. We employ our own proprietary HOVR Wing technology that provides a number of important advantages:

●	More Efficient: Ducted fans are significantly more efficient than open propellers of similar diameter, using much less power for the same levels of thrust. Our unique HOVR Wing system also generates significant induced lift over the wing, further reducing the amount of momentum lift required by the electric ducted fans and improving efficiency.

●	Lower Noise: The presence of ducts around the fans stops the noise from radiating freely into the environment. Furthermore, we will employ acoustic liners within the fan duct that lower the noise further. We expect this to enable the Cavorite X7 aircraft to land at a large number of locations close to high population densities.

●	Fly Enroute Like a Normal Aircraft: The HOVR Wing has the ability to return to a configuration exactly like a normal aircraft for efficient enroute flight. This aerodynamically efficient enroute configuration is the key to its impressive performance metrics.

●	CTOL, STOL, VTOL: The HOVR Wing concept also naturally supports Conventional Takeoff and Landing (“CTOL”), able to take off and land from a conventional runway like a traditional aircraft, should that be required. It can also conduct Short Takeoff and Landing (“STOL”) operations, something that is anticipated to be very useful for regional flight operators. In CTOL and STOL operations the aircraft will also be able to carry more payload. Finally VTOL operations will open up remote landing opportunities, special missions, and dramatically expand its unique utility.

●	Flight into Known Icing: We believe the Cavorite X7 will be one of the first VTOL aircraft that could be successfully certified for flight into known icing conditions. Being able to operate in poor weather should expand the operational capability of the aircraft and further reinforce strong commercial business cases.

Agile Team with Significant Aerospace and Operational Experience

We were founded by a team with deep experience in the aerospace industry. Our team boasts individuals who have led the design, construction and testing of clean sheet aircraft and have combined industry experience of more than 200 years. The leadership team within New Horizon also includes personnel with significant experience in human resources and information technology which we believe will facilitate cohesion, effectiveness and security as the company continues to grow.

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

Since we will not be permitted to deliver commercially produced aircraft to customers until we have obtained TCCA type certification, no material sales revenue will be generated before TCCA certification issuance. The process of obtaining a valid type certificate, production certificate and airworthiness certificate for the Cavorite X7 will take several years. Any delay in the certification process could negatively impact us by requiring additional funds be spent on the certification process and by delaying our ability to sell aircraft.

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

Human Capital

As of August 15, 2024, we had 14 employees in Canada and 2 employees outside of Canada.  None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good. We believe that our turnover and productivity levels are at acceptable levels.

Properties

New Horizon leases office space and an aircraft hangar in Lindsay Ontario, which serves as the corporate headquarters, and office space and light composite manufacturing space in Haliburton Ontario. New Horizon believes that these properties are sufficient for its business and operations as currently conducted.

Corporate Information

On January 11, 2024, we continued and de-registered from the Cayman Islands and redomiciled under the laws of the Province of British Columbia, Canada. Our principal executive offices are located at 3187 Highway 35, Lindsay, Ontario, K9V 4R1, and our telephone number is (613) 866-1935. Our website is https://www.horizonaircraft.com/. Our website and the information on or that can be accessed through such website are not part of this prospectus.

Legal Proceedings

As of August 15, 2024, we were not a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of the outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

Item 1A. Risk Factors.

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

All figures noted are in thousands of Canadian dollars unless noted otherwise.

Risks Related to Our Business and Industry

We have incurred losses and expect to incur significant expenses and continuing losses for the foreseeable future, and we may not achieve or maintain profitability.

We have incurred significant operating losses. Our operating losses were $8,160 and $1,247 for the years ended May 31, 2024 and 2023, respectively. We expect to continue to incur losses for the foreseeable future as we develop our aircraft.

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

We expect that the success of selling our aircraft will be highly dependent on our target customers’ embrace of Regional Air Mobility and eVTOL vehicles, which we believe will be influenced by the public’s perception of the safety, convenience and cost of our Cavorite X7 specifically but also of the industry as a whole. As a new industry, the public has low awareness of Regional Air Mobility and eVTOL vehicles, which will require substantial publicity and marketing campaigns in a cost-effective manner to effectively and adequately target and engage our potential customers. If we are unable to demonstrate the safety of our aircraft, the convenience of our aircraft, and the cost-effectiveness of our use in Regional Air Mobility services as compared with other commuting, goods transportation, airport shuttle, or regional transportation options, our business may not develop as we anticipate we could, and our business, revenue and operations may be adversely affected. Further, our sales growth will depend on our ability to develop relationships with infrastructure providers, airline operators, other commercial entities, municipalities and regional governments and landowners, which may not be effective in generating anticipated sales, and marketing campaigns can be expensive and may not result in the acquisition of customers in a cost-effective manner, if at all. If conflicts arise with our strategic counterparties, the other party may act in a manner adverse to we and could limit our ability to implement our strategies. Our strategic counterparties may develop, either alone or with others, products or services in related fields that are competitive with our products and services.

We have a limited operating history and face significant challenges to develop, certify, and manufacture our aircraft. Our Cavorite X7 eVTOL aircraft remains in development, and we do not expect to deliver any aircraft until 2027, at the earliest, if at all.

We were incorporated in 2013, and we are developing an aircraft for the emerging Regional Air Mobility market, which is continuously evolving. Although our team has experience designing, building and testing new aircraft, we have no experience as an organization in volume manufacturing of our planned Cavorite X7 aircraft. We cannot assure that us or our suppliers and other commercial counterparties will be able to develop efficient, cost-effective manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully produce and maintain Cavorite X7 aircraft. Based on our current testing and projections, we believe that we can achieve our business plan and forecasted performance model targets in terms of aircraft range, speed, energy system capacity, and payload for our full-scale Cavorite X7 aircraft; however, we currently only have a 50%-scale prototype aircraft completed and undergoing flight testing.

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

We will require significant capital to develop and grow our business, including designing, developing, testing, certifying and manufacturing our aircraft, educating customers of the safety, efficiency and cost-effectiveness of our unique aircraft and building our brand. Our research and development expenses were $880 and $676 in 2024 and 2023, respectively, and we expect to continue to incur significant expenses which will impact our profitability, including continuing research and development expenses, manufacturing, maintenance and procurement costs, marketing, customer and payment system expenses, and general and administrative expenses as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully market our aircraft for global use but also our ability to control our costs. If we are unable to cost efficiently design, certify, manufacture, market, and deliver our aircraft on time, our margins, profitability and prospects would be materially and adversely affected.

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

We are currently in rigorous testing of our 50%-scale prototype and are still refining the detailed design of a full-scale aircraft. While we currently have an experienced aircraft prototyping team, there are many important milestones to achieve prior to being able to deliver our first commercial aircraft, including completing the detailed design, sub-system assembly, airframe manufacturing, systems integration, testing, design refinement, type certification of the aircraft, and production certification of our manufacturing facility. Our inability to properly plan, execute our operations, and analyze and contain the risk associated with each step could negatively impact our ability to successfully operate our business.

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

We expect our expenditures to continue to be significant in the foreseeable future as we expand our development, certification, production and commercial launch, and that our level of capital expenditures will be significantly affected by customer demand for our services. The fact that we have a limited operating history and are entering a new industry means we have no historical data on the demand for its aircraft. As a result, our future capital requirements will be uncertain and actual capital requirements may be different from those we currently anticipate. We may seek equity or debt financing to finance a portion of its capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

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

Our success depends substantially on the continued efforts of our key employees and qualified personnel, and our operations may be severely disrupted if we lose their services. As we build our brand and become more well known, the risk that competitors or other companies may poach our key talented personnel increases. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects. The design, assembly, testing, production and certification of our aircraft requires highly skilled personnel for which there is currently a shortage in the aerospace workforce in North America. We intend to work with third parties to attract talented workers; however, if we are unable to hire, train, and retain qualified personnel, our business could be harmed, and we may be unable to implement our growth plans.

Our business may be adversely affected by labor and union activities in the future.

Although none of our employees are currently represented by a labor union, it is not uncommon throughout the aircraft industry generally for many employees at aircraft companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. we may also directly and indirectly depend upon other companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results.

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

We intend to adopt strict information security policies and deploy advanced measures to implement the policies, including, among others, advanced encryption technologies. However, advances in technology, an increased level of sophistication of our services, an increased level of expertise of hackers, new discoveries in the field of cryptography or others can still result in a compromise or breach of the measures that we use. If we are unable to protect our systems, and hence the information stored in our systems, from unauthorized access, use, disclosure, disruption, modification or destruction, such problems or security breaches could cause a loss, give rise to our liabilities to the owners of confidential information or even subject us to fines and penalties. In addition, complying with various laws and regulations could cause us to incur substantial costs or require that we change our business practices, including our data practices, in a manner adverse to our business.

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

Significant capital and other resources may be required to protect against information security breaches or to alleviate problems caused by such breaches or to comply with our privacy policies or privacy-related legal obligations. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities are increasingly sophisticated and constantly evolving. Any failure or perceived failure by us to prevent information security breaches or to comply with privacy policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, could cause our customers to lose trust in us and could expose us to legal claims. Any perception by the public that online transactions or the privacy of user information are becoming increasingly unsafe or vulnerable to attacks could inhibit the growth of online retail and other online services generally, which may reduce the number of orders we receive.

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

Moreover, there are inherent risks associated with developing, improving, expanding and updating the current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, deploy, and deliver our aircraft, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

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

Although we plan to have a formal cybersecurity committee organized by the Board, as well as third party security specialists on contract, there is no guarantee that this additional layer of corporate governance will be sufficient to mitigate the posed by motivated cybersecurity criminals.

We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.

Our manufacturing or customer service facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics like COVID-19, and other calamities. Although we have servers that are hosted in an offsite location, our backup system does not capture data on a real-time basis, and we may be unable to recover certain data in the event of a server failure. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.

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

We cannot assure you that we will be granted patents pursuant to our pending applications or those we plan to file in the future. Even if our patent applications succeed and we are issued patents in accordance with them, these patents could be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide meaningful protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to us. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could result in refusal of or invalidation of our patent applications. Finally, in addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

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

Our eVTOL aircraft and our planned operation of Regional Air Mobility services or in certain jurisdictions by our local AOCs will be subject to substantial regulation in the jurisdictions in which we intend our eVTOL aircraft to operate. We expect to incur significant costs in complying with these regulations. Regulations related to the eVTOL industry, including aircraft certification, production certification, passenger operation, flight operation, airspace operation, security regulation and vertiport regulation are currently evolving, and we face risks associated with the development and evolution of these regulations.

Our aircraft must be initially certified by the Transport Canada Civil Aviation organization in order to be used for commercial purposes in Canada. Furthermore, we must also seek type certification under the Federal Aviation Administration for the aircraft to be used for commercial services in the United States. For commercial use in Europe, the European Union Aviation Safety Agency must also grant type certification for our aircraft. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving certification. Our failure to obtain or maintain certification for our aircraft or infrastructure would have a material adverse effect on our business and operating results. In addition to obtaining and maintaining certification of our aircraft, our third-party air carriers will need to obtain and maintain operational authority necessary to provide the envisioned Regional Air Mobility services. A transportation or aviation authority may determine that we and/or our third-party air carriers cannot manufacture, provide, or otherwise engage in the services as we contemplated and upon which we based our projections. The inability to implement the envisioned Regional Air Mobility services could materially and adversely affect our results of operations, financial condition, and prospects.

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

We are or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including Canada’s Proceeds of Crime (Money Laundering) and Terrorist Financing Act (PCMLTA), U.S. Foreign Corrupt Practices Act (FCPA), European anti-bribery and corruption laws, and other anti-corruption laws and regulations. The PCMLTA, FCPA and European anti-bribery and corruption laws prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The PCMLTA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

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

Our Articles and the BCBCA contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board and therefore depress the trading price of our Class A ordinary shares. These provisions could also make it difficult for shareholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in our management. Among other things, our Articles include provisions regarding:

●	the limitation of the liability of, and the indemnification of, our directors and officers;

●	the exclusive right of our Board to appoint a director to fill a vacancy created by the expansion of our Board by up to 1/3; the number of directors who were elected or appointed as directors at the last shareholder meeting or the resignation, death or removal of a director, which prevents shareholders from being able to fill vacancies on our Board;

●	the procedures for the conduct and scheduling of Board and shareholder meetings; and

●	advance notice procedures with which shareholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a shareholders’ meeting, which could preclude shareholders from bringing matters before annual or special meetings of shareholders and delay changes in our Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

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

We will be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Business Combination, (b) in which we has total annual gross revenue of at least USD $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares held by non-affiliates exceeds USD $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we issued more than USD $1.0 billion in non-convertible debt during the prior three-year period. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, such as an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our shares less attractive as a result, there may be a less active, liquid and/or orderly trading market for our shares and the market price and trading volume of our shares may be more volatile and decline significantly.

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

Also, as a foreign private issuer, we will be permitted to follow home country practice in lieu of certain Nasdaq corporate governance rules, including those that permit a lower quorum requirement and require listed companies to have a majority of independent directors (although all of the members of the audit committee must be independent under the Exchange Act) and independent director oversight of executive compensation, nomination of directors and corporate governance matters; have regularly scheduled executive sessions with only independent directors; and adopt and disclose a code of ethics for directors, officers and employee. Accordingly, our shareholders may not have the same protections afforded to shareholders of listed companies that are subject to all of the applicable corporate governance requirements.

Risks Related to Taxes

Our ability to utilize our net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations, including losses as a result of the Business Combination.

We have incurred, and we are likely to continue incurring significant tax losses, which may be limited in our usability under Canadian and other tax laws, in particular following the Amalgamation and other significant shareholder changes. Although we neither expect the Business Combination nor any of the ownership changes in the course of past financing rounds to result in a forfeiture of our Canadian tax loss attributes, the realization of future tax savings from such tax loss attributes will be limited under the Tax Act following the Amalgamation and will depend on the tax authorities’ acceptance of their continued availability and our ability to generate future taxable income in Canada against which such losses can be offset.

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

Notwithstanding that we will be deemed to be a resident of Canada for Canadian federal income tax purposes, we will also be treated as a U.S. corporation for U.S. federal income tax purposes, pursuant to Section 7874(b) of the Code, and will be subject to U.S. federal income tax on our worldwide income under applicable U.S. inversion rules. As a result, subject to an applicable tax treaty or convention, we will be subject to taxation both in Canada and the U.S., which could have a material adverse effect on our business, financial condition and results of operations. Accordingly, all prospective shareholders and investors should consult with their own tax advisors in this regard.

Dividends, if ever paid, on our Common Shares will be subject to Canadian or United States withholding tax.

It is currently anticipated that we will not pay any dividends on the Common Shares in the foreseeable future. To the extent dividends are paid, dividends received by holders of our Common Shares who are not residents of the U.S. and who are residents of Canada for purposes of the Tax Act will be subject to U.S. withholding tax. Any dividends may not qualify for a reduced rate of withholding tax under the U.S.-Canada income tax treaty (“Canada-U.S. Tax Convention”). In addition, a Canadian foreign tax credit or a deduction in respect of such U.S. withholding taxes paid may not be available.

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

Each holder of our Common Shares should seek tax advice, based on such shareholder’s particular facts and circumstances, from an independent tax advisor.

The transfer of our Common Shares may be subject to U.S. estate and generation-skipping transfer tax.

Because our Common Shares will be treated as shares of a U.S. domestic corporation for U.S. federal income tax purposes, the U.S. estate and generation-skipping transfer tax rules generally may apply to a non-U.S. holder’s ownership and transfer of our Common Shares.

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

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our securities.

If we fail to satisfy Nasdaq’s continued listing requirements, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our shares and would impair your ability to sell or purchase our shares when you wish to do so.

On July 19, 2024, Nasdaq notified us that for at least the last 30 consecutive business days, the bid price for the Company’s Class A ordinary shares had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days, or until January 15, 2025, to regain compliance with the Bid Price Rule. If at any time before January 15, 2025, the bid price of our Class A ordinary shares closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide us with a written confirmation of compliance with the Bid Price Rule and the matter deemed closed.

If we do not regain compliance with the Bid Price Rule by January 15, 2025, we may be eligible for an additional 180-day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Bid Price Rule, and would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If we do not regain compliance with the Bid Price Rule when required, Nasdaq will provide written notification to us that our Class A ordinary shares are subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq hearings panel.

The notice from Nasdaq has no immediate effect on the listing of our Class A ordinary shares, and our Class A ordinary shares will continue to be listed on the Nasdaq Capital Market under the symbol “HOVR”. We are currently evaluating our options for regaining compliance. While there can be no assurance that we will regain compliance with the Bid Price Rule, we expect to cure this deficiency within the 180 day period.

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

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Common Shares are “penny stock” which will require brokers trading in the Common Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We reached a determination to restate certain of our previously issued audited financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.

In connection with the preparation of our unaudited consolidated financial statements for the period ended February 29, 2024, we determined that based on the application of U.S. generally accepted accounting principles (“GAAP”), the deferred development costs recorded by Robinson Aircraft Ltd. f/k/a Robinson Aircraft ULC in the fiscal year ended May 31, 2023 and prior are more appropriately classified as research and development costs. On April 19, 2024, the Audit Committee of the Board of Directors of the Company, concluded that the Company’s previously issued audited financial statements for the year ended May 31, 2023, and unaudited interim financial statements for the period ended August 31, 2023 (collectively, the “Non-Reliance Periods”), should no longer be relied upon. The audited financial statements for the year ended May 31, 2023, were restated to reflect a reclassification of previously capitalized deferred development costs to operating research and development costs (the “Restated Financial Statements”). We filed the Restated Financial Statements in a Current Report on Form 8-K with the SEC on April 22, 2024. Any previously furnished or filed reports, related earnings releases, investor presentations that reference deferred development costs or research and development expenses, or similar communications describing our financial results for the Non-Reliance Periods should no longer be relied upon.

As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

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

The price of our Class A ordinary shares may decline, and you could lose all or part of your investment as a result.

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

We intend to retain future earnings, if any, for future operations, expansion and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on our Class A ordinary shares will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our shareholders or by our subsidiaries to us and such other factors as our Board may deem relevant. As a result, you may not receive any return on an investment in our Class A ordinary shares unless you sell your Class A ordinary shares for a price greater than that which you paid for it.

Our shareholders may experience dilution in the future.

The percentage of our Class A ordinary shares owned by current shareholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees, and exercise of our warrants, including the warrants sold in this offering. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our Class A ordinary shares.

If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our Class A ordinary shares or if our operating results do not meet their expectations, our Class A ordinary shares price and trading volume could decline.

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

The sale of our Class A ordinary shares in the public market, including Class A ordinary shares issued upon the exercise of warrants, or the perception that such sales could occur, could harm the prevailing market price of our Class A ordinary shares. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

In connection with the Amalgamation, former Horizon securityholders, who owned 41.1% of New Horizon Class A ordinary shares following the Business Combination, agreed with us, subject to certain exceptions, not to dispose of or hedge any of their Class A ordinary shares or securities convertible into or exchangeable for our Class A ordinary shares during the period from the date of the Closing continuing through the earliest of: (i) the six-month anniversary of the Closing, (ii) the date on which the Closing price of our Class A ordinary shares equals or exceeds $12.00 per share for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing, and (iii) such date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The six-month anniversary of the Closing elapsed on July 12, 2024 and the associated restrictions were removed. In connection with the Closing, Pono, Horizon, and the Sponsor also waived lockup restrictions on approximately 1.69 million shares held by a non-affiliate Horizon shareholder.

In addition, the Class A ordinary shares reserved for future issuance under the 2023 Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total number of shares equal to 1,697,452 have been reserved for future issuance under the 2023 Equity Incentive Plan. We have filed registration statements on Form S-8 under the Securities Act to register Class A ordinary shares or securities convertible into or exchangeable for Class A ordinary shares issued pursuant to the 2023 Equity Incentive Plan, which registration statements automatically became effective upon filing. Accordingly, shares registered under the registration statements will be available for sale in the open market.

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

There may be sales of a substantial amount of our Class A ordinary shares after the Business Combination by current shareholders, and these sales could cause the price of our Class A ordinary shares to fall.

Future sales of our Class A ordinary shares may cause the market price of its securities to drop significantly, even if its business is doing well.

Pono entered into a registration rights agreement with respect to the Pono Class B ordinary shares and Pono Class A ordinary shares issued or issuable upon the conversion of the Class B ordinary shares, par value $0.0001 per share of Pono (the “Class B ordinary shares” or “Founder Shares”), the placement units of Pono sold in a private placement concurrently with the IPO (the “Placement Units”), including the Pono Class A ordinary shares and warrants (the “Placement Warrants”) underlying the Placement Units, Pono Class A ordinary shares underlying the Placement Warrants, and all shares issued to a holder with respect to the securities referred above by way of any stock split, stock dividend, recapitalization, combination of shares, acquisition, consolidation, reorganization, share exchange, or similar event, which securities Pono collectively referred to as “registrable securities.” Under the registration rights agreement, Pono agreed to register for resale under a registration statement all of the shares held by holders of Founder Shares and issuable upon conversion of the Public Warrants. The Sponsor is also entitled to three (3) demand registrations. Holders of registrable securities will also have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Business Combination.

On May 10, 2024, a registration statement on Form S-1 was declared effective pursuant to the registration rights agreements. These parties may sell large amounts of our Class A ordinary shares in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our Class A ordinary share price or putting significant downward pressure on the price of our Class A ordinary shares.

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

The future exercise of registration rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a Registration Rights Agreement entered into at the time of the IPO, the Sponsor, holders of our Placement Units, and their permitted transferees can demand that we register the Class A ordinary shares issuable upon conversion of the Placement Warrants in the Placement Units, the Class A ordinary shares issuable upon conversion of the Founder Shares, the Class A ordinary shares included in the Placement Units, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants, or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares.

Prior to Closing, we entered into a registration rights agreement that obligate us to register the common shares received by certain significant former Legacy Horizon shareholders as part of the Business Combination. We will be obligated to fulfill three demands, excluding short form demands, that we register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Sales of a substantial number of Class A ordinary shares pursuant to a resale registration statement in the public market could occur at any time the registration statement remains effective. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our ordinary shares.

A Registration Statement on Form S-1 (the “Registration Statement”) has been declared effective and we intend to maintain such Registration Statement in order to facilitate registration of those sales. The registration of these securities will permit the public resale of such securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our securities.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

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

Item 2. Properties.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A ordinary shares and Public Warrants are each traded on the Nasdaq Capital Market under the symbols “HOVR,” and “HOVRW,” respectively.

As of August 15, 2024, there were 36 holders of record of our Class A ordinary shares and 2 holders of record of our Public Warrants.

Dividends

We have not paid any cash dividends on our Class A ordinary shares to date. The payment of cash dividends by us in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our Board.

Securities Authorized for Issuance Under Equity Compensation Plans

The information contained Part III, Item 12. “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference herein.

Recent Sales of Unregistered Securities

Initial Public Offering

As previously reported, on February 14, 2023, Pono completed its IPO (the “Offering”) of 10,000,000 units (“Units”). Each Unit consists of one Class A ordinary share and one redeemable warrant (“Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment, pursuant to Pono’s registration statement on Form S-1 (File No. 333-268283). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of USD $100,000,000.

Subsequently, on February 14, 2023, the underwriters exercised the over-allotment option in full and the closing of the issuance and sale of the additional Units occurred (the “Overallotment Option Units”). The total aggregate issuance by Pono of 1,500,000 units at a price of $10.00 per unit resulted in total gross proceeds of USD $15,000,000. On February 14, 2023, simultaneously with the sale of the Overallotment Option Units, Pono consummated the private sale of an additional 54,000 Placement Units, generating gross proceeds of USD $540,000. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

No payments for Pono’s expenses were made in the Offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except in connection with the repayment of outstanding loans and pursuant to the administrative support agreement disclosed herein which we entered into with our Sponsor.

The PIPE Financing

On December 27, 2023, Pono entered into a subscription agreement (the “Subscription Agreement”), pursuant to which Pono obtained a commitment from a certain investor (the “Subscriber”) to purchase Pono’s Class A ordinary shares (such shares, collectively, “Subscription Shares”) in an aggregate value of USD $2,000,000 (as of the date hereof), representing 200,000 Subscription Shares at a price of $10.00 per share. The purpose of the sale of the Subscription Shares is to raise additional capital for use in connection with the Business Combination. The closing of the sale of the Subscription Shares occurred substantially concurrent with the consummation of the Business Combination. Such Subscription Shares were issued in reliance upon exemption from the registration requirements under Section 4(a)(2) under the Securities Act of 1933.

Underwriter and Vendor Shares

At the closing of the Business Combination, New Horizon issued an aggregate of 103,500 Class A ordinary shares to EF Hutton LLC at $10.00 per share and 265,734 Class A ordinary shares issued at a value of $1.63 per share, in partial satisfaction of deferred underwriting commissions. New Horizon agreed to customary registration rights with respect to such shares. Such shares were issued in reliance upon exemption from the registration requirements under Section 4(a)(2) under the Securities Act of 1933.

In connection with the closing of the Business Combination, New Horizon also issued 40,179 Class A ordinary shares to MZHCI, LLC at a value of $3.36 per share in satisfaction of fees earned in connection with the Business Combination, 400,000 Class A ordinary shares to Roth Capital Partners, LLC at a value of $2.50 per share in satisfaction of fees earned in connection with the Business Combination, 15,000 Class A ordinary shares to Benjamins Securities in satisfaction of fees owed to them for services provided in connection with the Business Combination at $5.00 per share, and 300,000 Class A ordinary shares at a value of $2.26 per share and 225,000 Class A ordinary shares issued at a value of $2.85 per share to Spartan Crest Capital Corp. as consideration for fees earned in connection with continuing consulting services. Such shares were issued in reliance upon exemption from the registration requirements under Section 4(a)(2) under the Securities Act of 1933.

Issuance Pursuant to the Forward Purchase Agreement

On April 2, 2024, New Horizon issued an aggregate of 387,495 Class A ordinary shares to affiliates of Meteora Capital Partners LP at a value of $10.00 per share, pursuant to the terms of the forward purchase agreement, dated August 15, 2024 (as amended by the forward purchase agreement confirmation amendment, dated February 14, 2024, the “Forward Purchase Agreement”), by and between New Horizon, Meteora Capital Partners, LP (“MCP”), Meteora Select Trading Opportunities Master, LP (“MSTO”), and Meteora Strategic Capital, LLC (“MSC”) (with MCP, MSTO and MSC collectively as “Meteora”). Such shares were issued in reliance upon exemption from the registration requirements under Section 4(a)(2) under the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to New Horizon Aircraft Ltd. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All figures noted are in thousands of Canadian dollars unless noted otherwise.

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Annual Report.

Overview

New Horizon Aircraft Ltd. (the “Company”, “Horizon”, “we,” “us” or “our”), a British Columbia corporation, with our headquarters located in Lindsay, Ontario, is an aerospace company. The Company is a former blank check company incorporated on March 11, 2022 under the name Pono Capital Three, Inc. (“Pono”), as a Delaware corporation, subsequently redomiciled in the Cayman Islands on October 14, 2022, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

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

The Merger and other transactions contemplated thereby (collectively, the “Business Combination”) closed on January 12, 2024, when, pursuant to the Business Combination Agreement, Merger Sub merged with and into Robinson, surviving the Merger as a wholly owned subsidiary of Pono. Pono changed its name to “New Horizon Aircraft Ltd.” and the business of Robinson became the business of New Horizon Aircraft Ltd.

The financial information included in this report reflect (i) the historical operating results of Robinson prior to the Business Combination (“Legacy Horizon”); (ii) the combined results of Pono and Legacy Horizon following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Horizon at their historical cost; and (iv) the Company’s equity structure for all periods presented.

Organization and Nature of Business

The Company’s objective is to significantly advance the benefits of sustainable air mobility. In connection with this objective, we have designed and developed a cost effective and energy efficient hybrid-electric vertical takeoff and landing (“eVTOL”) prototype aircraft for use in future regional air mobility (“RAM”) networks.

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

Horizon intends to sell these aircraft to third parties, air operators, lessors, individual consumers, and NATO military customers. The Company plans to manufacture its aircraft and license its patented fan-in-wing technology and other core innovations to other Original Equipment Manufacturers (“OEM’s”). Manufacturing will be accomplished with a heavy reliance on experienced aircraft manufacturing partners and supply chain vendors. Horizon believes this highly focused business model will provide the most efficient use of capital to produce an aircraft that has a variety of applications.

Key Factors Affecting Operating Results

See the section entitled “Risk Factors” for a further discussion of these considerations.

Development of the Regional Air Mobility Market

The Company’s revenue will be directly tied to the continued development of long-distance aerial transportation and related technologies. While the Company believes the market for Regional Air Mobility (“RAM”) will be large, it remains undeveloped and there is no guarantee of future demand. Horizon anticipates commercialization of its aircraft beginning in 2027, and its business will require significant investment leading up to launching services, including, but not limited to, final engineering designs, prototyping and flight testing, manufacturing, software development, certification, pilot training and commercialization.

Horizon believes one of the primary drivers for adoption of its aircraft is the value proposition enabled by its aircraft that can take-off and land similar to a helicopter, fly almost twice as fast, and operate with much lower direct operating costs. Additional factors impacting adoption of eVTOL technology include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the environmental impact of hybrid-electric machines; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground or unmanned drone services; consumers perception about the convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of vehicles. In addition, macroeconomic factors could impact demand for RAM services, particularly if customer pricing is at a premium to ground-based transportation. Horizon anticipates initial aircraft sales to be used for medevac services, firefighting services, disaster relief services, remote medical services, military operations, followed by sales to air operators and lessors for air cargo, business travel and air-taxi services. If the market for RAM does not develop as expected, this would significantly impact the Company’s ability to generate revenue or grow its business.

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

Government Certification

To be utilized in for-profit commercial operations, Horizon’s Cavorite X7 aircraft will require Type Certification. Horizon has had initial conversations with applicable regulators Transport Canada Civil Aviation (“TCCA”) in Canada and the Federal Aviation Association (“FAA”) in the United States of America. As a Canadian company, TCCA will initially lead certification efforts. Horizon expects the FAA to participate during this process which will likely reduce the amount of time required to achieve FAA certification.

The Company maintains a partnership with Cert Centre Canada (“3C”) for the purpose of collaborating on aspects of the continued development and path to certification of Horizon’s eVTOL program. 3C is leveraging their deep experience with TCCA and FAA certification programs to develop a certification basis for the certification of Horizon’s hybrid-electric eVTOL aircraft.

Typically, the certification of a new aircraft design by TCCA or the FAA is a long and complex process, often spanning more than five years and costing hundreds of millions of dollars. The Company has never undergone such a process, and there is no guarantee that its Cavorite X7 design will eventually achieve certification despite its best efforts. The Company will need to obtain authorizations and certifications related to the production of its aircraft. While it anticipates being able to meet the requirements of such authorizations and certifications, the Company may be unable to obtain such authorizations and certifications, or to do so on the timeline it projects. Should the Company fail to obtain any of the required authorizations or certifications, or do so in a timely manner, or any of these authorizations or certifications are modified, suspended or revoked after it obtains them, the Company may be unable to fulfill sales of its commercial aircraft or do so on the timelines it projects, which would have adverse effects on its business, prospects, financial condition, and results of operations.

Dual Use Business Model

Horizon’s business model to serve as a dual use aircraft both civilian and military applications. Present projections indicate that sales volume of this dual use aircraft will result in a viable business model over the long-term as production volumes scale and unit economics improve to support sufficient market adoption. The advantage of military application of Horizon’s aircraft in addition to sales volumes leads to a reduction in the risk of certification as aircraft used for military purposes do not need to achieve TCCA, FAA, or similar certification approval. As with any new industry and aerospace product, numerous risks and uncertainties exist. The Company’s financial results are dependent on delivering aircraft on-time and at a cost that supports returns at prices that support sufficient sales to customers who are willing to purchase based on value arising from time and versatility from utilizing regional eVTOL aircraft. Horizon’s civilian sector financial results are dependent on achieving certification on its expected timeline. Our aircraft include numerous parts and manufacturing processes unique to eVTOL aircraft, in general, and its product design, in particular. Best efforts have been made to estimate costs in the Company’s planning projections; however, the variable cost associated with assembling its aircraft at scale remains uncertain at this stage of development.

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

Through May 31, 2024, we have incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $14.7 million. Horizon is a pre-revenue organization in a research and development and flight-testing phase of operations. While management expects that the net impact of the Business Combination along with our cash balances held prior to the Closing Date and proceeds from an anticipated August 2024 offering will be sufficient to fund our current operating plan for at least the next 12 months from the date these consolidated financial statements were available to be issued, there is substantial doubt around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital.

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

Components of Results of Operations

Revenue

The Company is working to design, develop, certify, and manufacture our eVTOL aircraft and has not yet generated revenues in any of the periods presented. We do not expect to begin generating significant revenues until we are able to complete the design, development, and certification, and manufacture our eVTOL aircraft.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel expenses, including salaries, benefits, and stock-based compensation, related to executive management, finance, legal, and human resource functions. Other costs include business development, investor relations, contractor and professional services fees, audit and compliance expenses, insurance costs and general corporate expenses, including depreciation, rent, information technology costs and utilities.

We expect our selling, general and administrative expenses to increase as we hire additional personnel and consultants to support our operations and comply with applicable regulations, including the Sarbanes-Oxley Act (“SOx”) and other SEC rules and regulations.

Other Income

Other income consists of grants and subsidies received for developmental work and foreign exchange gains and losses.

Interest Expense, net

Interest expense consists primarily of interest on the Company’s Convertible Notes, Promissory Notes, and Convertible Debentures that have converted into common shares of the Company on or prior to the closing of the Business Combination. Additional interest expense includes the cost of equipment financing. Interest income consists primarily of interest earned on the Company’s cash.

Change in fair value of Forward Purchase Agreement

Change in fair value of Forward Purchase Agreement consists of fluctuations in the deemed value of an agreement between the Company and shareholder facilitating future purchases of the Company’s stock based on a simulation model. The Company will not have any monetary obligations in connection with the Forward Purchase Agreement.

Warrant expense (income)

Change in warrant expense and income consists of fluctuations in the fair value of warrants as of the end of each reporting period.

Results of Operations

We believe the following information includes all adjustments necessary to state fairly its results of operations for all periods presented. This data should be read in conjunction with Horizon’s consolidated financial statements and notes thereto. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

Comparison of the Year Ended May 31, 2024 to the Year Ended May 31, 2023

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Horizon’s statements of operations data for the years ended May 31, 2024 and May 31, 2023 (000’s CAD).

	Year Ended
Operating expenses	May 31, 2024	May 31, 2023	Variance ($)	Variance (%)
Research and development	$880	$676	$(204)	-30%
General and administrative	3,744	787	(2,957)	-376%
Total operating expenses	4,624	1,463	(3,161)	-216%
Loss from operations	(4,624)	(1,463)	3,161	-216%
Other expenses (income)	(575)	(290)	285	98%
Interest expense (income), net	163	74	(89)	-120%
Warrant expense (income)	(394)	—	394	100%
Change in fair value of Forward Purchase Agreement	4,342	—	(4,342)	-100%
Net income (loss)	$(8,160)	$(1,247)	$6,913	-554%

Operating Expenses

Operating expenses increased by $3,161, from $1,463 for the year ended May 31, 2023 to $4,624 for the year ended May 31, 2024. The increase was primarily driven by professional fees, additional staff hired to support development activities, and other administrative costs connected with the Company’s growth activities.

Research and Development Expenses

Research and development expenses increased by $204, or 30%, from $676 during the year ended May 31, 2023 to $880 during the year ended May 31, 2024. The increase was primarily attributable to additional labour related to flight testing, engineering work, flight software, prototype manufacturing, and data analysis.

General and Administrative

General and Administrative costs increased by $2,957, from $787 during the year ended May 31, 2023 to $3,744 during the year ended May 31, 2024, including $1,101 of non-cash related service fees. The increase was related to legal, accounting, travel, investor relations, marketing, and branding expenses related to the Company’s growth efforts.

Other expenses (income)

Other income increased by $285, or 98%, from $290 during the year ended May 31, 2023 to $575 during the year ended May 31, 2024. The increase primarily reflected the change in grants and subsidies received in the comparative periods.

Interest expense, net

Interest expenses increased by $89, from $74 during the year ended May 31, 2023 to $163 during the year ended May 31, 2024. The increase primarily related to interest expenses on the Company’s Convertible Debentures and Convertible Promissory Notes.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated (000’s CAD):

	Year Ended
Net cash provided by (used in)	May 31, 2024	May 31, 2023	Variance ($)	Variance (%)
Operating activities	$(3,308)	$(1,087)	$(2,221)	-204%
Investing activities	(209)	—	(209)	-100%
Financing activities	5,105	1,311	3,794	289%
Net increase in cash	$1,588	$224	$1,364	-609%

Net Cash used in Operating Activities

The Company’s cash flows used in operating activities have been primarily comprised of payroll, software expenses, technology costs, professional services related to research and development and general and administrative activities, insurance, and direct research and development costs for aircraft design, simulation, and prototype manufacturing, partially offset by periodic grants received from various government agencies. The Company expects to increase hiring to accelerate its engineering and certification efforts in the coming years.

For the year ended May 31, 2024, the $2,221 increase in cash used from operations as compared to the year ended May 31, 2023 was primarily attributed to increased operating costs in connection to the Company’s growth efforts and changes in working capital.

Net Cash used in Investing Activities

The Company’s cash flows used in investing activities to date have been primarily comprised property and equipment.

For the year ended May 31, 2024, the $209 increase in cash used by investing activities as compared to the year ended May 31, 2023 was primarily attributed to website development and computer equipment.

Net Cash provided by Financing Activities

The Company’s cash flows provided by financing activities to date have primarily been composed of funding raised with convertible instruments.

For the year ended May 31, 2024, the $3,794 increase in cash provided by financing activities as compared to the year ended May 31, 2023 was primarily attributed to the issuance of Convertible Debentures in October 2023 which converted into common shares of the Company in January 2024. These were accompanied by the conversion of Convertible Notes, partially offset by the impact from costs in connection with the Business Combination.

Sources of Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, contractual obligations, and other commitments. The Company assesses liquidity in terms of its cash flows from financing activities and their sufficiency to fund its operating and development activities. As of May 31, 2024, the Company’s principal source of liquidity was cash and cash equivalents of $1,816.

To date, the Company has funded its operations primarily with the issuances of common shares and issuances of convertible debt instruments. Additional funding has been provided through government backed grants. Imminently following the publication of the Company’s form 10-K for the period ending May 31, 2024, we expect to receive approximately $4.8 million of gross proceeds related to a registered securities offering.

The Company believes it has sufficient cash to fulfill its business plan for at least the next 12 months from the date of this filing. To the extent the Company is able to raise additional financing, either by way of the Forward Purchase Agreement, Warrants, or by other means, the Company may be in a position to expedite its business plan including hiring employees at a more rapid pace. To achieve the Company’s long-term objectives, additional financing will be required and efforts to raise such working capital will be ongoing through at least the next three years.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 31, 2024 and May 31, 2023.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized so long as the contracts continue to be classified in equity.

The Company’s Forward Purchase Agreement and Warrants outstanding are recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value using a simulation model. At the settlement date, the Forward Purchase Agreement will be recognized as a derivative asset at the value of cash paid based on the number of shares, with any changes in fair value recognized in the Company’s consolidated statements of operations.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and related consolidated financial statement schedules required to be filed are indexed on page F-1 and are incorporated herein.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2024, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Management’s Annual Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 31, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2024 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, the design and operation of our disclosure controls and procedures were not effective.

Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial and accounting officer, believe that the consolidated financial statements contained in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal periods presented in conformity with GAAP.

Remediation of Material Weakness

While significant progress has been made to improve our internal control over financial reporting, not all aspects of have been sufficiently remediated. The material weakness, as of May 31, 2024, relates to the inadequate separation of financial responsibilities. Our management, with the oversight of the Audit Committee of our Board of Directors, continue to design and implement measures to remediate the material weakness. Remediation of the material weakness will require further validation and testing of the operating effectiveness of the applicable remedial controls over a sustained period of financial reporting cycles.

Changes in Internal Control Over Financial Reporting

In respect to changes in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended May 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, the Company has remediated one material weakness as disclosed during the previous quarter ending February 29, 2024. Specifically, to address the material weakness identified in lacking sufficient accounting resources with deep technical knowledge, the Company hired a full-time Chief Financial Officer and has implemented a plan whereby external parties with relevant skills are retained as needed.

Item 9B. Other Information.

(a)	None.

(b)	During the quarter ended May 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth, as of August 15, 2024, the name, age and position of each of our executive officers and directors.

Name	Age	Position
Executive Officers
Brandon Robinson(3)	45	Chief Executive Officer, Director
Jason O’Neill(2)	46	Chief Operating Officer, Director
Brian Merker	47	Chief Financial Officer
Stewart Lee	51	Head of People & Strategy
Non-Employee Directors
Trisha Nomura(1)	44	Director
John Maris(2)	66	Director
John Pinsent(1)	64	Director

(1)	Class I Director

(2)	Class II Director

(3)	Class III Director

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

Jason O’Neill. Jason O’Neill has served as Chief Operating Officer and as a member of the Board of New Horizon since the Business Combination. Mr. O’Neill previously served as Horizon’s Chief Operating Officer since January 2019. Mr. O’Neill has more than 20 years of experience in senior roles scaling tech-based start-ups. Prior to joining Horizon, Mr. O’Neill worked at Centtric as the Director of Product and Strategy for 13 years. Most recently he served as the Director of Product and Data for Thoughtwire for nearly 10 years. Mr. O’Neill’s previous organizations were focused on problem solution, leveraging leading edge computer-based technologies. Mr. O’Neill attended both the University of Toronto and the University of Waterloo.

Mr. O’Neill is qualified to serve on our board based on his operational experience scaling businesses, as well as his historical experience as Chief Operating Officer of Horizon.

Brian Merker. Brian Merker has served as Chief Financial Officer of New Horizon since the Business Combination. Mr. Merker has more than 20 years of senior financial management experience including 10 years serving in the Aviation sector, most recently as Chief Financial Officer of Skyservice Business Aviation from 2018 to 2022, supporting growth efforts in aircraft management, maintenance, fixed-based operations, charter, and brokerage. Prior to Skyservice Business Aviation, Mr. Merker served as Vice President of Finance from 2013 to 2018, with Discovery Air, a publicly traded organization that includes a diverse range of aviation related services including fighter jet pilot training, rotary-wing services, a commercial fixed-wing airline, fire suppression support, as well as aircraft engineering and maintenance. Prior to his time at Discovery Air, Mr. Merker served as Vice President of Finance from 2007 to 2012 at Score Media, a publicly traded company focused on sports broadcast and technology innovation. Mr. Merker began his career in the KPMG audit practice, where he served from 2003 to 2006. During this time, he gained significant exposure to SEC registrants at the commencement of the Sarbanes-Oxley legislation. Mr. Merker obtained his Honours Commerce degree in Economics from Guelph University before attending Queen’s University to complete his Chartered Professional Accounting academia requirements.

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

Family Relationships

Brian Robinson, our Chief Engineer, is the father of Brandon Robinson. Jason O’Neill is the brother-in-law of Brandon Robinson. There are no other family relationships among any of our directors or executive officers.

Board Composition

Our business and affairs are organized under the direction of our Board. The Board consists of five members upon consummation of the Business Combination. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling, and direction to our management. The Board will meet on a regular basis and additionally as required.

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

Director Independence

As a result of our Class A ordinary shares being listed on the Nasdaq Capital Market, we adhere to the listing rules of the Nasdaq in affirmatively determining whether a director is independent. Our Board has consulted, and will consult, with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Each of the directors other than Mr. Brandon Robinson and Mr. O’Neill qualify as independent directors as defined under the listing rules of Nasdaq, and our board consists of a majority of independent directors, as defined under the rules of the SEC and Nasdaq Listing Rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, the compensation committee, and the nominating and corporate governance committee, as discussed below.

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

Board Committees

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. Our Board adopted a written charter for each of these committees, which complies with the applicable requirements of current Nasdaq Listing Rules. Copies of the charters for each committee are available on the investor relations portion of New Horizon’s website. The composition and function of each committee will comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations.

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

Compensation Committee

The members of the compensation committee are Mr. Pinsent (Chair), Ms. Nomura, and Mr. Maris. Our Board has determined that each of the members will be an “independent director” as defined by the Nasdaq Listing Rules applicable to members of a compensation committee. The Board has determined that each of the members of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfy the independence requirements of Nasdaq. The compensation committee will meet from time to time to consider matters for which approval by the committee is desirable or is required by law.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees. A copy of our code of ethics posted on the “Corporate Governance — Governance Documents” portion under the “Investors” tab of our website at https://www.horizonaircraft.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only. We also intend to disclose future amendments to, or waivers of, its code of ethics, as and to the extent required by SEC regulations, on our website.

Insider Trading Policy

Our Board has adopted an insider trading policy to promote compliance with federal, state and foreign securities laws that prohibit certain persons who are aware of material nonpublic information about a company from: (i) trading in securities of that company; or (ii) providing material nonpublic information to other persons who may trade on the basis of that information.

Our insider trading policy prohibits our Board members, officers, employees and consultants from engaging in transactions involving options on our securities, such as puts, calls and other derivative securities, whether on an exchange or in any other markets. Our insider trading policy also prohibits our Board members, officers, employees and consultants from purchasing Company securities on margin, borrowing against Company securities held in a margin account, or pledging Company securities as collateral for a loan.

Our insider trading policy permits our executive officers and directors to enter into trading plans established according to Section 10b5-1 of the Exchange Act. These plans may include specific instructions for a broker to exercise vested options and sell our common stock on behalf of the executive officer or director at certain dates if our stock price is above a specified level or both. Under these plans, the executive officer or director no longer has control over the decision to exercise and sell the securities in the plan, unless he or she amends or terminates the trading plan during a trading window. The purpose of these plans is to enable executive officers and directors to recognize the value of their compensation and diversify their holdings of our stock during periods in which the executive officer or director would be unable to sell our common stock because material information about us had not been publicly released.

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

Based solely upon a review of those reports and written representations provided to us by all of our directors and executive officers, we believe that during the year ended May 31, 2024, our directors, executive officers and greater than 10% stockholders timely filed all reports they were required to file under Section 16(a), except for one Form 4 filing for each of Trisha Nomura, John Maris, and John Pinsent, which were due on May 17, 2024.

Item 11. Executive Compensation.

Executive Compensation

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

This section discusses material components of the executive compensation programs for New Horizon’s executive officers who area named in the “Summary Compensation Table” below. In fiscal year 2024, New Horizon’s “named executive officers” and their positions were as follows:

●	Brandon Robinson, Chief Executive Officer;

●	Jason O’Neill, Chief Operating Officer;

●	Brian Merker, Chief Financial Officer;

This discussion may contain forward-looking statements that are based on New Horizon’s current plans, considerations, expectations, and determinations regarding future compensation programs.

Summary Compensation Table

The following table contains information pertaining to the compensation of New Horizon’s named executives for the years ending May 31, 2024 and 2023.

Name and Position	Year	Salary ($CAD)	Bonus ($)	Stock Awards ($)	Option Awards ($CAD)(1)	Non-Equity Incentive Plan Compensation ($CAD)	Non-qualified Deferred Compensation Earnings ($CAD)	All Other Compensation ($CAD)	Total ($CAD)
Brandon	2024	270,985	—	—	—	—	—	—	270,985
Robinson, Chief Executive Officer(2)	2023	200,384	—	—	34,699	—	—	—	235,083

Jason	2024	212,029	—	—	—	—	—	—	212,029
O’Neill, Chief Operating Officer(2)	2023	168,346	—	—	35,435	—	—	—	203,781

Brian Merker, Chief Financial Officer(3)(4)	2024	129,108	—	—	59,127	—	—	—	188,235

(1)	Options vest and become exercisable in three equal installments over a 3-year period.

(2)	Option grants valued using a Black-Scholes method with a strike price equal to $CAD0.76, vest in three equal installments over a 3-year period, have a risk-free rate of 2.80% and an annualized volatility of 85%.

(3)	Option grants valued using a Black-Scholes method with a strike price equal to fair market value at $USD0.85, vest in three equal installments over a 3-year period, have a risk-free rate of 4.51% and an annualized volatility of 85%.

(4)	Executive compensation information for the year ended May 31, 2023 is not provided, as the individual was not a named executive officer for that period.

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

In connection with the Business Combination we adopted the 2023 Equity Incentive Plan, effective January 12, 2024. For additional information about the 2023 Equity Incentive Plan, see the section titled “—Summary of the 2023 Equity Incentive Plan” section of this prospectus.

Other Elements of Compensation

Retirement Savings and Health Spending Account and Group Benefits

All of our full-time employees, including our named executive officers, are eligible to participate in our pension and health plans. The health spending account program will reimburse costs that include medical, dental and vision benefits; a group benefits plan to provide for short-term and long-term disability insurance; life and AD&D insurance will be offered to all full-time employees. In May 2024, the Company established an employee share purchase plan (“ESPP”) whereby employees can elect to allocate between 3-5% of earnings to the purchase of Company stock in the open market, matched equally by Horizon. The first share purchases in connection with this ESPP commenced in June 2024.

Perquisites and Other Personal Benefits

We determine perquisites on a case-by-case basis and will provide a perquisite to a named executive officer when we believe it is necessary to attract or retain the named executive officer. We did not provide any perquisites or personal benefits to our named executive officers not otherwise made available to our other employees in fiscal year 2024.

Executive Compensation Arrangements

Employment Agreements

As a result of the Business Combination, New Horizon entered into employment agreements with the New Horizon’s executive officers: Brandon Robinson (Chief Executive Officer), Jason O’Neill (Chief Operating Officer), and Brian Merker (Chief Financial Officer) (each an “Employment Agreement, and collectively, the “Employment Agreements”).

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

The Employment Agreements provide for a base salary of USD $230,000 for E. Brandon Robinson; $CAD225,000 for each of Jason O’Neill and Brian Merker (each a “Base Salary”). Possible annual performance bonuses and equity grants under the 2023 Equity Incentive Plan are to be determined by New Horizon’s compensation committee.

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

Outstanding Equity Awards as of May 31, 2024

The following table sets forth information regarding outstanding option awards held by the named executive officers as of May 31, 2023. The applicable vesting provisions are described in the footnote following the table.

Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price (USD$) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Brandon Robinson(1)	95,476	47,737	—	$0.55	August 2, 2032	—	—	—	—
Jason O’Neill(1)	97,502	48,750	—	$0.55	August 2, 2032	—	—	—	—
Brian Merker(1)	—	100,000	—	$0.85	May 30, 2034	—	—	—	—

(1)	Stock options were granted a $CAD0.76 per share and converted for purposes of this table at the May 31, 2024 foreign exchange rate of USD $1.00 to CAD $1.36.

Director Compensation

Non-employee directors are compensated with a combination of cash and stock. Additionally, we provide reimbursement to our non-employee directors for their reasonable expenses incurred in attending meetings of our Board and its committees.

The following table sets forth information regarding compensation earned during the fiscal year ended May 31, 2024 by each of our non-employee directors who served as a director of the Company during that time, which consists of cash retainers and stock awards:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		All Other Compensation ($)	Total ($)
Trisha Nomura	12,500	(1)	12,500	(1)	—	25,000	(1)
John Maris	10,000	(2)	10,000		—	20,000	(2)
Joh Pinsent	10,000	(2)	10,000		—	20,000	(2)

(1)	Expressed in USD $.

(2)	Expressed in CAD $.

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

Exercise Price

The exercise price of any Option cannot be less than the closing price on the Nasdaq Capital Market immediately preceding the date of grant (the “Fair Market Value”).

Exercise Period, Blackout Periods and Vesting

Options are exercisable for a period of ten years from the date the option is granted, or such greater or lesser period as determined by the Board. Options may be earlier terminated in the event of death or termination of employment or appointment. Vesting of Options is determined by the Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of August 15, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Class A ordinary shares by:

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

In the table below, percentage ownership is based on 18,607,931 Class A ordinary shares outstanding as of August 15, 2024. This table assumes that there are no additional issuances of equity securities, including equity awards that may be issued under the 2023 Equity Incentive Plan.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Common Shares beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is 3187 Highway 35, Lindsay A6 K9V 4R1, Ontario Canada.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class
Directors and Named Executive Officers
Brandon Robinson(1)(2)	2,547,350	13.6%
Jason O’Neill(3)	395,815	2.1%
Brian Merker(9)	106,102	*
Stewart Lee(4)	295,553	1.6%
Trisha Nomura	30,500	*
John Maris	17,908	*
John Pinsent	17,908	*
All executive officers and directors as a group (7 individuals)	3,411,136	17.9%

Greater than Five Percent Holders:
Brian Robinson(1)(5)	2,541,212	13.6%
Mehana Capital LLC(6)	5,600,997	30.1%
Entities affiliated with Meteora Capital LLC (7)	1,180,794	6.4%
Robinson Family Ventures(1)	2,395,634	12.9%
Canso Strategic Credit Fund(8)	1,485,228	8.0%

*	Less than 1%.

(1)	Brandon Robinson and Brian Robinson are the directors of Robinson Family Ventures Inc. Brandon Robinson and Brian Robinson may each be deemed to share beneficial ownership of the securities held of record by Robinson Family Ventures Inc. Each of Brandon Robinson and Brian Robinson disclaims any such beneficial ownership except to the extent of his pecuniary interest.

(2)	Includes options to purchase 143,213 shares at a price of $CAD0.76 per share. The table reflects the options on a fully vested basis.

(3)	Includes options to purchase 146,252 shares at a price of $CAD0.76 per share. The table reflects the options on a fully vested basis.

(4)	Includes options to purchase 35,455 shares at a price of $CAD0.76 per share. The table reflects the options on a fully vested basis.

(5)	Includes options to purchase 117,001 shares at a price of $CAD0.76 per share. The table reflects the options on a fully vested basis. Also includes conversion of his convertible note into 23,187 Class A ordinary shares including interest accrued on the note as of December 1, 2023.

(6)	Based on a Form 4 filed January 17, 2024, Mehana Capital LLC, the Sponsor, is the record holder of the securities reported herein. Dustin Shindo is the managing member of the Sponsor. By virtue of this relationship, Mr. Shindo may be deemed to share beneficial ownership of the securities held of record by the Sponsor. Mr. Shindo disclaims any such beneficial ownership except to the extent of his pecuniary interest. The address of Mehana Capital LLC is 4348 Waialae Ave Unit 632, Honolulu, HI 96816.

(7)	Voting and investment power over the securities held by these entities resides with its investment manager, Meteora Capital, LLC. Mr. Vikas Mittal serves as the managing member of Meteora Capital, LLC and may be deemed to be the beneficial owner of the securities held by such entities. Mr. Mittal disclaims any beneficial ownership over such securities except to the extent of his pecuniary interest therein. The business address of Meteora Entities is 1200 N Federal Hwy, Ste 200, Boca Raton, FL 33432.

(8)	The business address of Canso Strategic Credit Fund is 100 York Blvd., Suite 550, Richmond Hill, On, L4B 1J8.

(9)	Includes options to purchase 100,000 shares at a price of $USD0.85 per share. The table reflects the options on a fully vested basis.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of August 15, 2024, with respect to our Class A ordinary shares that may be issued, subject to certain vesting requirements, under existing and future awards under our New Horizon Aircraft Ltd. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”).

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (USD)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category
Equity compensation plans approved by security holders	901,546	$0.60	1,381,136
Equity compensation plans not approved by security holders	-	-	-
Total

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of certain transactions (including a series of transactions) occurring during the preceding two fiscal years in which the amount involved exceeded the lesser of $120 or 1% of the average of our total assets for our two prior fiscal year ends in which any directors, director nominees, executive officers, greater than 5% beneficial owners and their respective immediate family members (each, a “Related Person”) had or will have a direct or indirect material interest, other than the compensation arrangements (including with respect to equity compensation) described in “Executive Compensation” beginning on page 55 and “Director Compensation” on page 58.

We intend to ensure that in accordance with the audit committee charter, that the audit committee shall conduct reasonable prior review and oversight of all related party transaction for potential conflicts of interest, except for transactions involving the compensation of executive officers or directors, which shall be overseen by the compensation committee.

Pono Pre-Business Combination Arrangements

On May 17, 2022, the Sponsor acquired 2,875,000 founder shares, and on December 22, 2022, the Sponsor acquired an additional 2,060,622 founder shares for an aggregate purchase price of USD $25,000, or approximately $0.005 per share. Such Class B ordinary shares includes an aggregate of up to 643,777 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own at least 30% of Pono’s issued and outstanding shares after the initial public offering (assuming the initial shareholders did not purchase any Public Shares in the Offering and excluding the Placement Units and underlying securities). The underwriters exercised the over-allotment option in full so those shares are no longer subject to forfeiture.

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

On April 25, 2022, the Sponsor committed to loan Pono an aggregate of up to USD $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of March 31, 2023 or the completion of the Initial Public Offering. Upon Initial Public Offering, the Company had repaid the full amount of USD $300,000 under the Note. As of December 31, 2023 and 2022, there was none and USD $300,000 in borrowings outstanding under the Note, respectively.

In order to finance transaction costs in connection with a Business Combination, the Sponsor may provide Pono with a loan to Pono up to USD $1,500,000 as may be required to cover working capital needs (“Working Capital Loans”). Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to USD $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. As of December 31, 2023 and 2022, there was no amounts outstanding under the Working Capital Loans.

Legacy Horizon Pre-Business Combination Arrangements

During the year ended May 31, 2022, Legacy Horizon’s sole shareholder at the time, Astro Aerospace Ltd (“Astro”), a public company, advanced cash to Legacy Horizon to fund its working capital requirements. As at May 31, 2022, the outstanding balance for the loans from shareholder was $1,979. On June 24th, 2022, the advances from shareholder were fully settled by issuance of 2,196,465 class A common shares of Legacy Horizon to Astro.

During the year ended May 31, 2022, Legacy Horizon’s directors advanced cash to Legacy Horizon in the aggregate amount of $ 5. The cash advances were unsecured, non-interest bearing and fully repaid at May 31, 2023.

E. Brian Robinson loaned Legacy Horizon $50 pursuant to a one-year convertible promissory note with 10% simple interest due on October 23, 2023 as part of a larger issuance of convertible notes. As of August 15, 2023, the accrued but unpaid interest was $4.

Robert Blair Robinson is the brother of E. Brian Robinson. He is a part time employee of Legacy Horizon and received cash compensation of $39 in the 2022 calendar year and a grant of 8,240 stock options.

Transactions Related to the Business Combination

Voting Agreement

Simultaneously with the execution of the Business Combination Agreement, the majority shareholder of Horizon entered into a voting agreement with Pono and Legacy Horizon.

Lock-Up Agreements

Certain significant shareholders of Legacy Horizon entered into lock-up agreements (the “Lock-up Agreements”) providing for a lock-up period commencing at the Closing of the Business Combination and ending on the earlier of (x) six months from the Closing, (y) the date Pono consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of Pono’s shareholders having the right to exchange their Pono ordinary shares for cash, securities or other property and (z) the date on which the closing sale price of Pono ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the Closing. In connection with the Closing, Pono, Legacy Horizon, and the Sponsor waived lockup restrictions on approximately 1.69 million shares held by a non-affiliate Horizon shareholder. The six-month anniversary of the Closing elapsed on July 12, 2024 and the associated restrictions were removed.

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

Non-Competition Agreements

On January 12, 2024, New Horizon, Legacy Horizon, and each of E. Brandon Robinson, Jason O’Neill, Brian Merker, and Stewart Lee entered into non-competition and non-solicitation agreements (the “Non-Competition and Non-Solicitation Agreements”), pursuant to which such persons and their affiliates agreed not to compete with New Horizon during the two-year period following the Closing and, during such two-year restricted period, not to solicit employees or customers or clients of such entities. The Non-Competition and Non-Solicitation Agreements also contain customary non-disparagement and confidentiality provisions.

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

Employment Agreements and Other Transactions with Executive Officers

New Horizon has entered into employment agreements and contractor agreements with certain of its executive officers and reimburses affiliates for reasonable travel related expenses incurred while conducting business on behalf of New Horizon. See the section entitled “Executive Compensation — Executive Compensation Arrangements — Employment Agreements” and ” — Contractor Agreement.”

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

Related Party Policy

Our code of ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of Common Shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of the board who do not have an interest in the transaction, in either case who have access, at our expense, to its attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we will require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

The information contained under the heading “Director Independence” in Part III, Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

On April 2, 2024, New Horizon’s audit committee approved the engagement of MNP LLP (“MNP”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended May 31, 2024, effective April 3, 2024. On April 2, 2024, the Company dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm.

Fees Paid to Independent Registered Public Accounting Firm

The following table provides information regarding the fees billed by MNP for the fiscal year ended May 31, 2024 (000’s CAD).

	2024
Audit Fees (1)		$54
Audit-Related Fees (2)	$	nil
Tax Fees (3)		$35
All Other Fees (4)	$	nil

Fees Paid to Prior Independent Registered Public Accounting Firm

The following table provides information regarding the fees billed by the Company’s previous independent registered public accounting firm, Marcum, for the fiscal year ended May 31, 2024 and 2023 (000’s CAD).

	2024		2023
Audit Fees (1)		$271		$146
Audit-Related Fees (2)		$55	$	nil
Tax Fees (3)	$	nil	$	nil
All Other Fees (4)	$	nil	$	nil

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

1.	Financial Statements. See Index to Financial Statements under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.

3.	Exhibits. We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the financial statements contained in this Annual Report on Form 10-K.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

Item 16. Form 10-K Summary.

None.

NEW HORIZON AIRCRAFT LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of New Horizon Aircraft Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of New Horizon Aircraft Ltd. (the “Company”) as at May 31, 2024, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year ended May 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at May 31, 2024, and the results of its consolidated operations and its consolidated cash flows for the year ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MNP LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2024.

Mississauga, Canada

August 15, 2024

NEW HORIZON AIRCRAFT LTD.

CONSOLIDATED BALANCE SHEETS

AS AT MAY 31, 2024 AND 2023

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS

	May 31, 2024	May 31, 2023

Assets:
Current assets:
Cash and cash equivalents	$1,816	$228
Prepaid expenses	2,431	3
Other receivables	417	15
Total current assets	4,664	246
Finance lease assets	-	21
Operating lease assets	75	121
Property and equipment, net	205	52
Total Assets	$4,944	$440

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$715	$172
Accrued liabilities	574	48
Finance lease liabilities	-	3
Operating lease liabilities	44	46
Term loan	-	40
Promissory note payable	-	37
Convertible debentures	-	1,142
Total current liabilities	1,333	1,488
Forward Purchase Agreement	20,938	-
Warrant liabilities	576	-
Promissory note payable	-	263
Operating lease liabilities	30	74
Total Liabilities	22,877	1,825

Shareholders’ Equity (Deficit):
Class A ordinary shares, no par value; 100,000,000 shares authorized; 18,607,931 issued and outstanding (5,075,420 as of May 31, 2023)	74,406	5,083
Additional paid-in capital	(77,656)	55
Accumulated deficit	(14,683)	(6,523)
Total Shareholders’ Deficit	(17,933)	(1,385)
Total Liabilities and Shareholders’ (Deficit)	$4,944	$440

The accompanying notes are an integral part of these consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS

	For the Year-ended
	May 31, 2024	May 31, 2023
Operating expenses
Research and development	880	676
General and administrative	3,744	787
Total operating expenses	4,624	1,463
Loss from operations	(4,624)	(1,463)
Other income	(575)	(290)
Interest expenses (income), net	163	74
Warrant income	(394)	-
Change in fair value of Forward Purchase Agreement	4,342	-
Total other expenses	3,536	(216)
Loss before income taxes	(8,160)	(1,247)
Income tax expense	-	-
Net Loss	$(8,160)	$(1,247)

Basic and diluted weighted average Common shares outstanding	10,717,378	7,326,310
Basic and diluted net loss per share, Common shares	$(0.76)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS

	Class A Ordinary Shares		Class B Ordinary Shares		Non-Voting Common Shares		Additional Paid-in		Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at May 31, 2023	5,075,420	$5,083	1,062,244	$—	168,832	$-	$55	$(6,523)	$(1,385)
Stock-based Compensation	—	—	—	—	—	—	66	—	66
Net Loss	—	—	—	—	—	—	—	(8,160)	(8,160)
Conversion of Convertible Debentures	—	—	517,352	1,496	—	—	—	—	1,496
Conversion of Convertible Notes Payable	—	—	1,253,770	6,843	—	—	—	—	6,843
Issuance of Service Shares	—	—	385,297	1,558	—	—	—	—	1,558
Legacy Horizon Share Exchange	3,588,869	9,897	(3,218,663)	(9,897)	(168,832)	—	—	—	—
New Horizon Shares on Effective Date	7,639,434	56,720	—	—	—	—	(76,807)	—	(20,087)
Warrant Issuance	—	—	—	—	—	—	(970)	—	(970)
Capital Markets Advisory Shares	965,179	2,706	—	—	—	—	—	—	2,706
Underwriter Shares Issued	385,016	—	—	—	—	—	—	—	—
Incentive Shares	954,013	—	—	—	—	—	—	—	—
Balance at May 31, 2024	18,607,931	$74,406	—	$-	—	$-	$(77,656)	$(14,683)	$(17,933)

	Class A Ordinary Shares		Class B Ordinary Shares		Non-Voting Common Shares		Additional Paid-in		Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at May 31, 2022	3,221,252	$3,104	1,062,244	$—	168,832	$—	$—	$(5,276)	$(2,172)
Settlement of Shareholder Advances	1,854,168	1,979	—	—	—	—	—	—	1,979
Stock-based Compensation	—	—	—	—	—	—	55	—	55
Net Loss	—	—	—	—	—	—	—	(1,247)	(1,247)
Balance at May 31, 2023	5,075,420	5,083	1,062,244	—	168,832	—	55	(6,523)	(1,385)

The accompanying notes are an integral part of these consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

EXPRESSED IN CANADIAN DOLLAR 000’S

	Year-ended
	May 31, 2024	May 31, 2023
Cash Flows used in Operating Activities:
Net Loss	$(8,160)	$(1,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	27
Non-cash lease expense	—	56
Stock-based compensation	66	55
Non-cash interest	196	57
Change in fair value of Forward Purchase Agreement	4,342	—
Change in Warrant liability	(394)
Changes in operating assets and liabilities:
Prepaid expenses	278	—
Other receivables	(402)	(15)
Accounts payable	184	36
Accrued liabilities	526	(2)
Operating leases	—	(54)
Net cash used in operating activities	(3,308)	(1,087)

Cash Flows used in Investing Activities:
Purchase of property and equipment	(209)	—
Net cash used in investing activities	(209)	—

Cash Flows from Financing Activities:
Finance lease payments	18	(19)
Proceeds from issuance of Convertible debentures	6,700	1,035
Outflow from Business Combination	(1,573)	—
Proceeds from issuance of note payable	—	300
Repayment of Shareholder loans	—	(5)
Repayment of Term loan	(40)	—
Net cash provided by financing activities	5,105	1,311

Net Change in Cash and Cash Equivalents	1,588	224
Cash and Cash Equivalents - Beginning of year	$228	4
Cash and Cash Equivalents - End of year	$1,816	$228

Supplemental cash flow information
Conversion of Convertible debentures	$1,496	$—
Taxes paid	$—	$—
Interest paid	$23	$14
Settlement of Shareholder Advances	$—	$1,979

The accompanying notes are an integral part of these consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS

NOTE 1. Organization and Nature of Business

Organization and Nature of Business

New Horizon Aircraft Ltd. (the “Company”, “Horizon”, “we,” “us” or “our”), a British Columbia corporation, with our headquarters located in Lindsay, Ontario, is an aerospace company. The Company is a former blank check company incorporated on March 11, 2022 under the name Pono Capital Three, Inc. (“Pono”), as a Delaware corporation, subsequently redomiciled in the Cayman Islands on October 14, 2022, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

The Company’s objective is to significantly advance the benefits of sustainable air mobility. In connection with this objective, we have designed and developed a cost-effective and energy efficient hybrid-electric vertical takeoff and landing (“eVTOL”) prototype aircraft for use in future regional air mobility (“RAM”) networks.

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

The Merger and other transactions contemplated thereby (collectively, the “Business Combination”) closed on January 12, 2024, when, pursuant to the Business Combination Agreement, Merger Sub merged with and into Robinson, surviving the Merger as a wholly owned subsidiary of Pono. Pono changed its name to “New Horizon Aircraft Ltd.” and the business of Robinson became the business of New Horizon Aircraft Ltd.

The consolidated financial statements included in this report reflect (i) the historical operating results of Robinson prior to the Business Combination (“Legacy Horizon”); (ii) the combined results of Pono and Legacy Horizon following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Horizon at their historical cost; and (iv) the Company’s equity structure for all periods presented.

NOTE 2. Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s development plans. We have devoted many resources to the design and development of our eVTOL prototype. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt and the sale of common stock to related and third parties.

Through May 31, 2024, we have incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $14.7 million. Horizon is a pre-revenue organization in a research and development and flight-testing phase of operations. While management expects that the net cash proceeds from the Business Combination and anticipated August 2024 sale of securities, along with our cash balances held prior to the Closing Date will be sufficient to fund our current operating plan for at least the next 12 months from the date these consolidated financial statements were available to be issued, there is substantial doubt around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Principles of Consolidation and Financial Statement Presentation

The accompanying consolidated financial statements are presented in Canadian dollars in conformity with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. These consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to the current year’s presentation. All figures are in thousands of Canadian dollars unless noted otherwise.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (specifically, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Reverse Recapitalization

Pursuant to Accounting Standards Codification (“ASC”) 805, for financial accounting and reporting purposes, Robinson was deemed the accounting acquirer with Pono being treated as the accounting acquiree, and the Merger was accounted for as a reverse recapitalization (the “Reverse Recapitalization”). Accordingly, the consolidated financial statements of the Company represent a continuation of the financial statements of Robinson, with the Merger being treated as the equivalent of Robinson issuing stock for the net assets of Pono, accompanied by a recapitalization. The net assets of Pono were stated at historical costs, with no goodwill or other intangible assets recorded, and were consolidated with Robinson financial statements on the Closing Date. Operations prior to the Closing Date are presented solely as those of Legacy Horizon. The number of Legacy Horizon common shares for all periods prior to the Closing Date have been retrospectively decreased using an exchange ratio that was established in accordance with the Merger Agreement (the “Exchange Ratio”).

Upon the consummation of the Merger, the Company gave effect to the issuance of 7,251,939 shares of Common Stock for the previously issued Pono common stock and Private Investment in Public Equity (“PIPE”) Shares that were outstanding at the Closing Date. The Company raised $4 in proceeds, net of redemptions of Pono public stockholders of $140.0 million and reimbursements for Pono’s expenses of $4.5 million, and $2.7 million of cash in connection with the PIPE Financing.

Robinson incurred $3.1 million of transaction costs, satisfied by a combination of cash and common stock, consisting of banking, legal, and other professional fees, and assumed a $16.6 million derivative liability related to a Forward Purchase Agreement, $1.0 million warrant liability, and $0.4 million of accounts payable from Pono.

January 12, 2024
Forward Purchase Agreement	$16,596
Warrant Liability	970
Accounts Payable	360
Net Liabilities Assumed	$17,926

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

Management believes significant estimates for the period include those in connection with Financial Instruments, Business Combinations, Going Concern, and stock-based compensation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of May 31, 2024 and May 31, 2023.

Income Taxes

Income taxes are provided in accordance with ASC Topic 740, Income Taxes (“ASC 740”). A deferred tax asset or liability is recorded for all temporary differences between income for financial statement purposes and income for tax purposes as well as operating loss carry forwards. Deferred tax expenses or recovery result from the net change during the year of deferred tax assets and liabilities. Any interest and penalties are recorded as part of income tax expense.

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. Interest and penalties, if applicable, are recorded in the Company’s statement of operations.

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

Stock-based Compensation

Our stock-based compensation awards consist of stock options granted to employees and non-employees. We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the measurement and recognition of compensation expense for all stock-based compensation awards to be based on the grant date fair values of the awards. We estimate the fair value of share options using the Black-Scholes option-pricing model. The value of the award is recognized as expense over the requisite service period on a straight-line basis. Determining the grant date fair value of the awards using the Black-Scholes option-pricing model requires management to make assumptions and judgments, including but not limited to the following:

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized so long as the contracts continue to be classified in equity.

The Company’s Forward Purchase Agreement is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value using a simulation model. At the settlement date, the Forward Purchase Agreement will be recognized as a derivative asset at the value of cash paid based on the number of shares, with any changes in fair value recognized in the Company’s consolidated statements of operations.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations.

The warrants were determined to be recorded as liabilities.

Public Warrants

The measurement of the public warrants as of May 31, 2024 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “HOVRW.” The quoted price of the public warrants was $0.03 per warrant as of May 31, 2024.

Government Grants

The Company receives payments from government entities primarily for research and development deliverables as part of ongoing development of the Company’s technology and future services offering. Under the Company’s accounting policy for government grants received as a payment for research and development services, grants are recognized on a systematic basis over the periods in which these services are provided and are presented as other income in the statement of operations. Effective June 1, 2021, the Company adopted ASU 832, Government Assistance and has disclosed the transactions with government organizations in Note 15.

Recent Accounting Standards

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. Further, the ASU made amendments to the EPS guidance in Topic 260, Earnings Per Share, for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for public business entities, excluding smaller reporting companies, for annual periods beginning after December 15, 2021, with early adoption permitted. For all other entities, the amendments are effective for and annual periods beginning after December 15, 2023. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements and related disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s financial statements.

NOTE 4. Balance Sheet Components

Property and Equipment, net

Property and equipment consist of the following (in 000’s CAD):

	Year Ended
	May 31, 2024	May 31, 2023
Computer Equipment	$66	$37
Leasehold Improvements	17	10
Tools and Equipment	48	27
Website Development	152	—
Vehicles	16	16
	299	90
Accumulated Depreciation	(94)	(38)
Total Property and Equipment, net	$205	$52

The Company’s finance lease ended during the year ended May 31, 2024. The Company exercised the permitted purchase option and recorded an addition to tools and equipment in the amount of $20 (May 31, 2023 - $nil).

Depreciation expenses of $56 for the year ended May 31, 2024 (May 31, 2023 - $27), has been recorded in General and Administrative expenses in the consolidated statements of operations.

Prepaid Expenses

Prepaid Expenses consisted of the following (in 000’s CAD):

	May 31, 2024	May 31, 2023
Prepaid insurance	$482	$3
Prepaid rent	1	-
Prepaid software	10	-
Prepaid capital market services	1,938	-
Total Prepaid expenses	$2,431	$3

Prepaid capital market services are assets that have been obtained to support the Company’s operations subsequent to the Business Combination with a combination of cash and common shares and are being expensed in the consolidated statements of operations over the term of the agreements.

Accrued Expenses

Accrued Expenses consisted of the following (in 000’s CAD):

	May 31, 2024	May 31, 2023
Accrued professional fees	$406	-
Accrued employee costs	84	48
Other accrued expenses	84	-
Total Accrued expenses	$574	$48

NOTE 5. Leases

The Company has previously entered into multiple lease agreements for the use of certain property and equipment under operating and finance leases. Property leases include hangars, storage, offices, and other space.

The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company’s weighted-average discount rate for operating and finance leases during all periods presented was 10%.

During the year ended May 31, 2024 the Company’s finance lease expired, and a purchase option was exercised. The purchase price of $20 was transferred to property and equipment.

Operating lease expense is recognized on a straight-line basis over the lease term. The weighted-average remaining lease term is 1 year as of May 31, 2024.

The Company’s lease costs were as follows (in 000’s CAD):

	May 31, 2024	May 31, 2023
Operating lease cost	$51	$56
Short-term lease cost	8	9
Total Lease cost	$59	$65

The Company’s weighted-average remaining lease term and discount rate as of May 31, 2024 and May 31, 2023 was as follows:

	Year Ended
	May 31, 2024	May 31, 2023
Weighted-average remaining lease term (years)	1	2
Weighted-average discount rate	10%	10%

The minimum aggregate future obligations under the Company’s non-cancellable operating leases as of May 31, 2024 were as follows (in 000’s CAD):

May 31, 2024
fiscal 2025	49
fiscal 2026	24
fiscal 2027 and thereafter	8
Total future lease payments	81
Less: imputed interest	(7)
Present value of future lease payments	$74

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

During the year ended May 31, 2024, the Company recorded and paid interest expenses of $15 (May 31, 2023 - $10). The Company repaid the loan in its entirety including all accrued interest on November 9, 2023.

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

During the year ended May 31, 2023, the Company issued Convertible Promissory Notes in the amount of $1,035.

During the year ended May 31, 2024, the Company issued an additional Convertible Promissory Note in the amount of $300, with the same terms as the previously issued convertible promissory notes.

The following table presents the principal amounts and accrued interest of the Convertible Promissory Notes as of May 31, 2024:

Amount
Convertible Promissory Notes May 31, 2022	$50
Issuance of additional Convertible Promissory Notes	1,035
Accrued interest	57
Convertible Promissory Notes May 31, 2023	$1,142
Issuance of additional Convertible Promissory Notes	300
Accrued interest	54
Conversion of Promissory Notes	(1,496)
Convertible Promissory Notes May 31, 2024	$-

In October 2023, the Company completed a Qualified Financing and based on the terms of the Notes all Convertible Promissory Notes were converted into 517,532 common shares at of the Company.

NOTE 8. Convertible Notes Payable

In October 2023, the Company received $6,700 in exchange for Convertible Notes payable bearing interest at 10% per annum. These convertible notes converted into common shares in the event the Company raised more than US $5,000 or successfully listed its securities on a public stock exchange. The Convertible Notes payable converted into common stock of the Company on January 12, 2024.

The Company recorded $143 of interest expenses related to these Convertible Notes payable during the year ended May 31, 2024 (May 31, 2023 – $nil).

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

NOTE 11. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
May 31, 2024
Liabilities
Derivative Liability - Forward Purchase Agreement	$20,938	$—	$—	$20,938
Derivative Liability - Warrants	$576	$549	$—	$27
Total	$21,514	$549	$—	$20,965

As of May 31, 2023, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

The following table provides quantitative information regarding Level 3 fair value measurements inputs related to the Forward Purchase Agreement at their measurement dates:

May 31, 2024
Redemption Price	$10.61
Stock Price	$0.80
Volatility	53%
Term (years)	2.18
Risk-free rate	4.51%

The change in the fair value of the assets and liabilities, measured with Level 3 inputs, for the year ended May 31, 2024 is summarized as follows:

May 31, 2024
Fair value Derivative Liabilities as of date of Business Combination	$16,641
Change in fair value of Forward Purchase Agreement	4,342
Change in fair value of Warrants	(18)
Fair value Derivative Liabilities as of May 31, 2024	$20,965

The estimated fair value of the Forward Purchase Agreement was measured at fair value using a simulation model, which was determined using Level 3 inputs. Inherent in a simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on implied volatility from the Company’s traded common stock and from historical volatility of select peer company’s shares that matches the expected remaining life of the Forward Purchase Agreement. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the common stock. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions could change the valuation significantly.

The Company will not have any monetary obligations in connection with the Forward Purchase Agreement.

NOTE 12. Common Stock

The Company’s common stock and warrants trade on the NASDAQ stock exchange under the symbol “HOVR” and “HOVRW”, respectively. Pursuant to the terms of the Company’s Articles and Notice of Articles, the Company is authorized to issue the following shares and classes of capital stock, each with no par value: (i) an unlimited number of Class A ordinary shares; and (ii) an unlimited number of Class B ordinary shares. The holder of each ordinary share is entitled to one vote.

As of May 31, 2024 there were warrants outstanding of 12,065,375 at an exercise price of $11.50 USD to purchase an equivalent number of Class A Ordinary Shares.

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

Stock options outstanding vest in equal tranches over a period of three years. During the year ended May 31, 2024, the Company granted 100,000 stock options (May 31, 2023 – 585,230). The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	May 31, 2024		May 31, 2023
Stock price	USD $	0.85	$CAD	0.30
Risk-free interest rate		4.5%		2.8%
Term (years)		5		5
Volatility		85%		85%
Forfeiture rate		0%		0%
Dividend yield		0%		0%

A summary of stock option activity for the Company is as follows:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding stock options May 31, 2023	585,230	$0.56	6.2	$465
Exercised	-	-	-	-
Expired	-	-	-	-
Issued May 30, 2024	100,000	$0.85	10.0	$-
Outstanding stock options May 31, 2024	685,230	$0.60	6.8	$139
Exercisable as of May 31, 2024	195,077	$0.56	6.2	$46

During the year ended May 31, 2024, the Company recorded stock-based compensation expenses of $66 (May 31, 2023 - $55). The weighted average grant date fair value of the stock options issued was $0.59 USD (May 31, 2023 - $0.20 USD). There were no changes to the terms and conditions of the stock options in connection with the Business Combination.

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

The following outlines the Company’s basic and diluted loss per share for the year ended May 31, 2024 and May 31, 2023 (000’s CAD, except share amounts):

	Year Ended
	May 31, 2024	May 31, 2023
Net Income (loss)	$(8,160)	$(1,247)
Basic weighted-average common shares outstanding	10,717,378	7,326,310
Basic and diluted net income (loss) per common share	$(0.76)	$(0.17)

NOTE 15. Grants and Subsidies

Green Fund

In November 2022, the Company entered into a funding agreement with the Downsview Aerospace Innovation and Research Centre (“DAIR”). In June 2022, DAIR entered into a Contribution Agreement with the Federal Economic Development Agency for Southern Ontario to launch a Green Fund to financially support projects led by small and medium size enterprises. DAIR selected the Company with a project on the Engineering Design of a Hybrid Power System Novel Power Distribution Scheme. The funding approved to the Company was $75, of which $50 was issued to the Company as at May 31, 2023 with the balance of $25 received during the year ended May 31, 2024.

Innovation Grant

In January 2022, the Company entered into a Market Research Investment Agreement (the “Agreement”) with Collaboration.Ai, a company engaged with the United States Operations Command and the U.S. Air Force to administer selection and awards for the AFWERX Challenge program to foster innovation within the services. In connection with the Agreement, the Company will provide research, development, design, manufacturing, services, support, testing, integration, and equipment in aid of delivery of market research in accordance with one or more statements of work or market research plans. During the year ended May 31, 2023, a fixed fee fund of $366 was approved. As of May 31, 2024, the Company had received $235 of this amount.

Scientific Research and Experimental Development

In July 2023, in connection with the year ended May 31, 2023, the Company filed an application for Scientific Research and Experimental Development (“SRED”) credits with the Canadian federal government in the amount of $229. This amount was received in December 2023.

In connection with the year ended May 31, 2024, the Company has accrued $305 of SRED credits recorded in Other income and included in Other Receivables as of May 31, 2024 that are expected to be received in the fiscal year ended May 31, 2025.

NOTE 16. INCOME TAXES

The Company accounts for income taxes according to the provisions of ASC 740, which prescribes an asset and liability approach for computing deferred income taxes. Reconciliations of incomes taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended May 31, 2024 and 2023 are as follows:

	Year Ended
	May 31, 2024	May 31, 2023
Net Income (Loss) before income taxes	$(8,160)	$(1,247)

Expected income tax (recovery) expense	(2,203)	(320)
Change in fair value of Forward Purchase Agreement and other non-deductible expenses	1,094	11
Change in valuation allowance	1,109	309
Income tax (recovery)	$-	$-

The Company intends to be treated as a United States corporation for United States federal income tax purposes under section 7874 of the U.S. Tax Code and is expected to be subject to United States federal income tax. However, for Canadian tax purposes, the Company is expected, regardless of any application of section 7874 of the U.S. Tax Code, to be treated as a Canadian resident company (as defined in the Canadian Income Tax Act for Canadian income tax purposes). Accordingly, Horizon will be subject to taxation in both Canada and the United States.

The following table summarized the components of deferred tax:

	May 31, 2024	May 31, 2023
Deferred Tax Assets
Finance Lease Liabilities	$20	$31
Operating tax losses carried forward	1,742	675
Property and equipment	19	4
Other tax pools	96	70
Valuation allowance	(1,857)	(748)
Net Deferred Tax Assets	20	32

Deferred Tax Liabilities
Right of Use assets	(20)	(32)
Total Deferred Tax Liabilities	(20)	(32)
Net Deferred Tax Asset (Liability)	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain. The valuation allowance increased by $1,109 for the year-ended May 31, 2024. This is primarily due to the increase of federal, provincial, and state net operating losses.

The Company has analyzed filing positions in all of the federal, provincial, and state jurisdictions where it is required to file income tax returns. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

NOTE 17. RELATED PARTY TRANSACTIONS

There were no identifiable related party transactions for the periods presented other than the Advance from Shareholder disclosed in Note 9.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 1, 2024 through to the date of this filing Form 10-K and determined that there have been no reportable subsequent events.

EXHIBIT INDEX

Exhibit No.	Description
2.1†	Business Combination Agreement, dated August 15, 2023, by and among Pono Capital Three, Inc., Pono Three Merger Acquisitions Corp., and Robinson Aircraft, Ltd. d/b/a Horizon Aircraft (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on August 15, 2023)
3.1	New Horizon Articles (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on February 14, 2024)
4.1	Warrant Agreement, dated February 9, 2023, by and between Pono Capital Three, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023)
4.2	Form of First Shortfall Warrant (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on April 8, 2024)
4.3	Description of Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K, filed by New Horizon Aircraft Ltd. on March 28, 2024)
10.1	Form of Subscription Agreement for the PIPE investment (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Pono Capital Three, Inc. on January 3, 2024)
10.2+	New Horizon Aircraft Ltd. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.3	Registration Rights Agreement, dated January 12, 2024, by and between Pono Capital Three, Inc. and parties thereto (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.4	Registration Rights Agreement, dated February 9, 2023, by and among Pono Capital Three, Inc. and certain security holders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023)
10.5	Form of Lockup Agreement (incorporated by reference to Exhibit 10.5 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.6	Placement Unit Purchase Agreement, dated February 9, 2023, between Pono Capital Three, Inc. and Mehana Capital LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023)
10.10	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.10 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.12+	Employment Agreement, dated January 19, 2024, by and between New Horizon Aircraft Ltd. and E. Brandon Robinson (incorporated by reference to Exhibit 10.12 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.13+	Employment Agreement, dated January 11, 2024, by and between New Horizon Aircraft Ltd. and Jason O’Neill (incorporated by reference to Exhibit 10.13 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.14+	Employment Agreement, dated January 12, 2024, by and between New Horizon Aircraft Ltd. and Brian Merker (incorporated by reference to Exhibit 10.14 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.15+	Contractor Agreement, dated January 19, 2024, by and between New Horizon Aircraft Ltd., 2195790 Alberta Inc., and Stewart Lee (incorporated by reference to Exhibit 10.16 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.16	Forward Purchase Agreement Confirmation Amendment, dated February 14, 2024, by and between the Company and Meteora (incorporated by reference to Exhibit 10.1 of Form 8-K filed by New Horizon Aircraft Ltd. on February 21, 2024)
19*	New Horizon Aircraft Ltd. Insider Trading Policy
21	Subsidiaries of New Horizon Aircraft Ltd. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed by New Horizon Aircraft Ltd. on March 28, 2024)
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K, filed by New Horizon Aircraft Ltd. on March 28, 2024)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed with this Report.
**	Furnished with this Report.
+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Horizon Aircraft Ltd.

Date: August 15, 2024		/s/ Brandon Robinson
	Name:	Brandon Robinson
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ E. Brandon Robinson	Chief Executive Officer and Director	August 15, 2024
E. Brandon Robinson	(Principal Executive Officer)

/s/ Brian Merker	Chief Financial Officer	August 15, 2024
Brian Merker	(Principal Financial Officer and Accounting Officer)

/s/ Jason O’Neill	Chief Operating Officer and Director	August 15, 2024
Jason O’Neill

/s/ Trisha Nomura	Director	August 15, 2024
Trisha Nomura

/s/ John Maris	Director	August 15, 2024
John Maris

/s/ John Pinsent	Director	August 15, 2024
John Pinsent