Form 10-Q
period 2024-08-31
New Horizon Aircraft Ltd.
filed 2024-10-10
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

As of October 10, 2024, there were 24,574,247 of the registrant’s Class A ordinary shares, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED INTERIM BALANCE SHEETS

AS AT AUGUST 31, 2024 AND MAY 31, 2024

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS; UNAUDITED

	August 31, 2024	May 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$3,822	$1,816
Prepaid expenses	2,118	2,431
Other receivables	59	417
Total current assets	5,999	4,664
Operating lease assets	63	75
Property and equipment, net	175	205
Total Assets	$6,237	$4,944

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,235	$715
Accrued liabilities	212	574
Operating lease liabilities	36	44
Total current liabilities	1,483	1,333
Forward Purchase Agreement	21,121	20,938
Warrant liabilities	5,741	576
Operating lease liabilities	25	30
Total Liabilities	28,370	22,877

Shareholders’ Equity (Deficit):
Class A ordinary shares, no par value; 100,000,000 shares authorized; 21,519,247 issued and outstanding (18,607,931 as of May 31, 2024)	76,323	74,406
Additional paid-in capital	(80,862)	(77,656)
Accumulated deficit	(17,594)	(14,683)
Total Shareholders’ Equity (Deficit)	(22,133)	(17,933)
Total Liabilities and Shareholders’ Equity (Deficit)	$6,237	$4,944

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS; UNAUDITED

	Three months ended
	August 31, 2024	August 31, 2023
Operating expenses
Research and development	$297	$145
General and administrative	2,408	235
Total operating expenses	2,705	380
Loss from operations	(2,705)	(380)
Other expenses (income)	29	(2)
Interest expenses (income), net	(11)	38
Warrant expense (income)	5	-
Change in fair value of Forward Purchase Agreement	183	-
Total other expenses	206	36
Loss before income taxes	(2,911)	(416)
Income tax expense	-	-
Net Loss	$(2,911)	$(416)

Basic and diluted weighted average Common shares outstanding	19,246,089	5,075,420
Basic and diluted net loss per share, Common shares	$(0.15)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONDOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT)

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT SHARE AMOUNTS; UNAUDITED

	Class A Ordinary Shares		Class B Ordinary Shares		Non-Voting Common Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2024	18,607,931	$74,406	—	$—	—	$—	$(77,656)	$(14,683)	$(17,933)
Stock-based Compensation	—	—	—	—	—	—	26	—	26
Net Loss	—	—	—	—	—	—	—	(2,911)	(2,911)
Incentive Shares Issued	66,316	74	—	—	—	—	—	—	74
Class A Shares Issued	2,800,000	1,799	—	—	—	—	—	—	1,799
Warrant Exercise	45,000	44	—	—	—	—	—	—	44
Pre-Funded Warrants	—	—	—	—	—	—	1,925	—	1,925
Warrant Issuance	—	—	—	—	—	—	(5,157)	—	(5,157)
Balance at August 31, 2024	21,519,247	$76,323	—	$—	—	$—	$(80,862)	$(17,594)	$(22,133)

	Class A Ordinary Shares		Class B Ordinary Shares		Non-Voting Common Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2023	5,075,420	$5,083	1,062,244	$—	168,832	$—	$55	$(6,523)	$(1,385)
Stock-based Compensation	—	—	—	—	—	—	13	—	13
Net Loss	—	—	—	—	—	—	—	(416)	(416)
Balance at August 31, 2023	5,075,420	$5,083	1,062,244	$—	168,832	$—	$68	$(6,939)	$(1,788)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

EXPRESSED IN CANADIAN DOLLAR 000’S; UNAUDITED

	Three months ended
	August 31, 2024	August 31, 2023
Cash Flows from Operating Activities:
Net loss	$(2,911)	$(416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	6
Non-cash lease expense	—	14
Stock-based compensation	100	13
Non-cash interest	—	30
Registered Share offering costs	290	—
Change in fair value of Forward Purchase Agreement	183	—
Change in Warrant liability	5	—
Changes in operating assets and liabilities:
Prepaid expenses	313	(33)
Accounts receivable	358	—
Accounts payable	520	(6)
Accrued liabilities	(362)	—
Operating leases	(1)	(13)
Net cash used in operating activities	(1,475)	(405)

Cash Flows used in Investing Activities:
Purchase of property and equipment	—	(16)
Net cash used in investing activities	—	(16)

Cash Flows from Financing Activities:
Finance lease payments	—	(3)
Proceeds from issuance of Convertible debentures	—	300
Proceeds from Registered Securities Offering	3,947	—
Proceeds from warrants exercised	44	—
Ordinary Share offering costs	(510)	—
Net cash provided by financing activities	3,481	297

Net Change in Cash and Cash Equivalents	2,006	(124)
Cash and Cash Equivalents - Beginning of period	1,816	228
Cash and Cash Equivalents - End of period	$3,822	$104

Supplemental cash flow information
Taxes paid	$—	$—
Interest paid	$1	$—

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. Organization and Nature of Business

Organization and Nature of Business

New Horizon Aircraft Ltd. (the “Company”, “Horizon”, “we,” “us” or “our”), a British Columbia corporation, with our headquarters located in Lindsay, Ontario, is an aerospace company. The Company is a former blank check company incorporated on March 11, 2022, under the name Pono Capital Three, Inc. (“Pono”), as a Delaware corporation, subsequently redomiciled in the Cayman Islands on October 14, 2022, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

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

The unaudited condensed interim consolidated financial statements reflect (i) the historical operating results of Robinson prior to the Business Combination (“Legacy Horizon”); (ii) the combined results of Pono and Legacy Horizon following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Horizon at their historical cost; and (iv) the Company’s equity structure for all periods presented.

NOTE 2. Going Concern and Liquidity

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s development plans. We have devoted many resources to the design and development of our eVTOL prototype. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt and the sale of Class A ordinary shares to related and third parties.

Through August 31, 2024, we have incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $17.6 million. Horizon is a pre-revenue organization in a research and development and flight-testing phase of operations. While management estimates that the net cash proceeds from a fiscal 2025 Q1 sale of securities will be sufficient to fund our current operating plan for at least the next 12 months from the date these unaudited condensed interim consolidated financial statements were available to be issued, there is substantial doubt around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Principles of Consolidation and Financial Statement Presentation

The accompanying unaudited condensed interim consolidated financial statements are presented in Canadian dollars in conformity with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed interim consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. These unaudited condensed interim consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to the current year’s presentation. All figures are in thousands of Canadian dollars unless noted otherwise. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended May 31, 2024, set forth in the Company’s Annual Report on Form 10-K filed with the SEC on August 15, 2024.

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

Reverse Recapitalization

Pursuant to Accounting Standards Codification (“ASC”) 805, for financial accounting and reporting purposes, Robinson was deemed the accounting acquirer with Pono being treated as the accounting acquiree, and the Merger was accounted for as a reverse recapitalization (the “Reverse Recapitalization”). Accordingly, these unaudited condensed interim consolidated financial statements of the Company represent a continuation of the financial statements of Robinson, with the Merger being treated as the equivalent of Robinson issuing stock for the net assets of Pono, accompanied by a recapitalization. The net assets of Pono were stated at historical costs, with no goodwill or other intangible assets recorded, and were consolidated with Robinson financial statements on the Closing Date. Operations prior to the Closing Date are presented solely as those of Legacy Horizon. The number of Legacy Horizon common shares for all periods prior to the Closing Date have been retrospectively decreased using an exchange ratio that was established in accordance with the Merger Agreement (the “Exchange Ratio”).

Upon the consummation of the Merger, the Company gave effect to the issuance of 7,251,939 Class A ordinary shares for the previously issued Pono ordinary shares and Private Investment in Public Equity (“PIPE”) Shares that were outstanding at the Closing Date. The Company raised $4 in proceeds, net of redemptions of Pono public stockholders of $140.0 million and reimbursements for Pono’s expenses of $4.5 million, and $2.7 million of cash in connection with the PIPE Financing.

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

Use of Estimates

The preparation of these unaudited condensed interim consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim consolidated financial statements and the reported amounts of expenses during the reporting period.

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

On an ongoing basis, management evaluates its estimates and believes significant estimates for the period include those related to Financial Instruments, Business Combinations, Going Concern, Warrant Liabilities, and Stock-based compensation. These estimates include the (i) realization of deferred tax assets and estimates of tax liabilities, (ii) fair value of share-based payments, (iii) valuation of leased assets and liabilities, (iv) volatility, (v) future cash flows, and (vi) estimated useful lives of long-lived assets. These estimates are based on historical data and experience, as well as various other factors that management believes to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Such estimates often require the selection of appropriate valuation methodologies and models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions, financial inputs, or circumstances.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of August 31, 2024, and May 31, 2024.

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

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. Interest and penalties, if applicable, are recorded in the Company’s statements of operations. Areas of estimation include consideration of future taxable income.

Net Income (loss) Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Stock options, convertible debentures, and warrants were excluded from the computation of diluted net income (loss) per share as including them would have been anti-dilutive. As we reported net losses for all periods presented, diluted loss per share is the same as basic loss per share.

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

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities. Areas of estimation include expected volatility, discount rate, and quantum of shares subject to the Forward Purchase Agreement.

Research and Development Costs

The research and development costs are accounted for in accordance with ASC 730, Research and Development, which requires all research and development costs be expensed as incurred.

Stock-based Compensation

Our stock-based compensation awards consist of stock options granted to employees and non-employees. We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the measurement and recognition of compensation expense for all stock-based compensation awards to be based on the grant date fair values of the awards. We estimate the fair value of share options using the Black-Scholes option-pricing model. The value of the award is recognized as expense over the requisite service period on a straight-line basis. Determining the grant date fair value of the awards using the Black-Scholes option-pricing model requires management to make assumptions and estimates, including but not limited to the following:

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

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed interim consolidated statements of operations. Areas of estimation include expected volatility, expected life of the warrants, and discount rate. Existing warrants outstanding were determined to be liabilities.

Public Warrants

The measurement of the public warrants as of August 31, 2024, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “HOVRW.” The quoted price of the public warrants was $0.03 USD per warrant as of August 31, 2024.

Government Grants

The Company receives payments from government entities primarily for research and development deliverables as part of ongoing development of the Company’s technology and future services offering. Under the Company’s accounting policy for government grants received as a payment for research and development services, grants are recognized on a systematic basis over the periods in which these services are provided and are presented as other income in the unaudited condensed interim consolidated statement of operations. Effective June 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 832, Government Assistance (“ASU 832”) and has disclosed the transactions with government organizations in Note 10.

Recent Accounting Standards

No recently issued accounting pronouncements have had or are expected to have a material impact on the Company’s unaudited condensed interim consolidated financial statements.

NOTE 4. Balance Sheet Components

Property and Equipment, net

Property and equipment consist of the following:

	August 31, 2024	May 31, 2024
Computer Equipment	$66	$66
Leasehold Improvements	17	17
Tools and Equipment	48	48
Website Development	152	152
Vehicles	16	16
	299	299
Accumulated Depreciation	(124)	(94)
Total Property and Equipment, net	$175	$205

Depreciation expenses of $30 for the three months ended August 31, 2024 (August 31, 2023 - $6) has been recorded in General and Administrative expenses in the unaudited condensed interim consolidated statements of operations.

Prepaid Expenses

Prepaid Expenses consisted of the following:

	August 31, 2024	May 31, 2024
Prepaid insurance	$377	$482
Prepaid rent	1	1
Prepaid software	7	10
Prepaid capital market services	1,733	1,938
Total Prepaid expenses	$2,118	$2,431

Accrued Expenses

Accrued Expenses consisted of the following:

	August 31, 2024	May 31, 2024
Accrued professional fees	$92	$406
Accrued employee costs	8	84
Other accrued expenses	112	84
Total Accrued expenses	$212	$574

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

Operating lease expense is recognized on a straight-line basis over the lease term. The weighted-average remaining lease term is 2 years as of August 31, 2024. There are no finance leases remaining as of August 31, 2024.

The Company’s lease costs were as follows:

	Quarter-Ended
	August 31, 2024	August 31, 2023
Operating lease cost	$14	$14
Short-term lease cost	1	2
Total Lease cost	$15	$16

The Company’s weighted-average remaining lease term and discount rate as of August 31, 2024, and May 31, 2024 was as follows:

	August 31, 2024	May 31, 2024
Weighted-average remaining lease term (years)	2	2
Weighted-average discount rate	10%	10%

The minimum aggregate future obligations under the Company’s non-cancellable operating leases as of August 31, 2024 were as follows (in 000’s):

August 31, 2024
fiscal 2025	$37
fiscal 2026	24
fiscal 2027	8
Total future lease payments	69
Less: imputed interest	(7)
Present value of future lease payments	$62

NOTE 5. Convertible Promissory Notes

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

There was $30 of interest recorded in the quarter ended August 31, 2023.

In October 2023, the Company completed a Qualified Financing and based on the terms of the Notes all Convertible Promissory Notes were converted into 517,532 common shares at of the Company.

NOTE 6. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2024, and May 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
August 31, 2024
Liabilities
Derivative Liability - Forward Purchase Agreement	$21,121	$—	$—	$21,121
Derivative Liability - Warrants	$5,741	$419	$—	$5,322
Total	$26,862	$419	$—	$26,443

Description	Amount at Fair Value	Level 1	Level 2	Level 3
May 31, 2024
Liabilities
Derivative Liability - Forward Purchase Agreement	$20,938	$—	$—	$20,938
Derivative Liability - Warrants	$576	$549	$—	$27
Total	$21,514	$549	$—	$20,965

The following table provides quantitative information regarding Level 3 fair value measurements inputs related to the Forward Purchase Agreement at their measurement dates:

	August 31, 2024	May 31, 2024
Redemption Price (USD)	$10.61	$10.61
Stock Price (USD)	$0.99	$0.80
Volatility	76%	53%
Term (years)	1.93	2.18
Risk-free rate	3.61%	4.51%

As outlined in note 7, 5,800,000 warrants were issued on August 21, 2024. The following table provides quantitative information regarding Level 3 fair value measurements inputs related to these Warrant liabilities at their measurement dates:

	August 31, 2024	August 21, 2024
Redemption Price (USD)	$0.75	$0.75
Stock Price (USD)	$0.99	$0.96
Volatility	76%	76%
Term (years)	4.9	5.0
Risk-free rate	3.61%	3.61%

The change in the fair value of the assets and liabilities, measured with Level 3 inputs, for the quarter ended August 31, 2024, is summarized as follows:

August 31, 2024
Fair value Derivative Liability - May 31, 2024	$20,965
Change in fair value of Forward Purchase Agreement	183
Additional Warrant Liabilities incurred	5,157
Change in fair value of Warrant Liabilities	138
Fair value Derivative Liability - August 31, 2024	$26,443

The estimated fair value of the Forward Purchase Agreement was measured at fair value using a simulation model, which was determined using Level 3 inputs. Inherent in a simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares based on implied volatility from the Company’s traded Class A ordinary shares and from historical volatility of select peer company’s shares that matches the expected remaining life of the Forward Purchase Agreement. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Class A ordinary shares. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions could change the valuation significantly.

The Company will not have any monetary obligations in connection with the Forward Purchase Agreement.

NOTE 7. Common Stock

The Company’s Class A ordinary shares and warrants trade on the NASDAQ stock exchange under the symbol “HOVR” and “HOVRW”, respectively. Pursuant to the terms of the Company’s Articles and Notice of Articles, the Company is authorized to issue the following shares and classes of capital stock, each with no par value: (i) an unlimited number of Class A ordinary shares; and (ii) an unlimited number of Class B ordinary shares. The holder of each ordinary share is entitled to one vote.

On August 21, 2024, the Company completed a registered securities offering (“RSO”) by issuing 2,800,000 Class A ordinary shares, 3,000,000 Pre-Funded Warrants (“PFW’s”), and 5,800,000 warrants. Proceeds received by the Company is summarized below:

Gross Proceeds - Class A Shares	$1,906
Gross Proceeds - PFW’s	2,041
Gross Proceeds - Warrant Exercises	44
Direct costs	(510)
Net Proceeds	$3,481

PFW’s may be exercised by warrant holders at any time at a nominal exercise price as they were funded in connection with the RSO. Upon exercise, each PFW may be exchanged for one Class A ordinary share.

Warrant holders exercised 45,000 warrants in exchange for 45,000 Class A ordinary shares for proceeds of $44 in the quarter ended August 31, 2024.

As of August 31, 2024, there were warrants outstanding of 12,065,375 at an exercise price of $11.50 USD, 5,755,000 at an exercise price of $0.75 USD, and 3,000,000 PFW’s at a nominal exercise price to purchase an equivalent number of Class A ordinary shares.

A summary of warrant activity for the Company is as follows:

	Number of Warrants	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (USD)
Outstanding warrants May 31, 2024	12,065,375	$11.50	4.6	$-
Issued August 21, 2024	8,800,000	$0.49	5.0	4,274
Exercised	(45,000)	$0.75	5.0	10
Expired	-	$-	-	$-
Outstanding warrants August 31, 2024	20,820,375	$6.86	4.7	$4,284

Terms and related estimates connected with the RSO have been outlined in note 6. The Company has retroactively adjusted the number of shares issued and outstanding prior to January 12, 2024, to give effect to the Exchange Ratio.

NOTE 8. Stock-based Compensation

In August 2022, the Company established a Stock Option Plan, superseded by the 2023 Equity Incentive Plan (the “Incentive Plan”), under which the Company’s Board of Directors may, from time-to-time, in its discretion, grant stock options to directors, officers, consultants and employees of the Company.

Stock options outstanding vest in equal tranches over a period of three years. During the quarter ended August 31, 2024, the Company granted 150,000 stock options (August 31, 2023 – nil). The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	August 31, 2024
Stock price	$USD	0.57
Risk-free interest rate		3.6%
Term (years)		5
Volatility		76%
Forfeiture rate		0%
Dividend yield		0%

A summary of stock option activity for the Company is as follows:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding stock options May 31, 2024	685,230	$0.60	6.8	$139
Exercised	-	-	-	-
Expired	-	-	-	-
Issued July 2, 2024	150,000	$0.57	9.9	$63
Outstanding stock options August 31, 2024	835,230	$0.60	7.1	$327
Exercisable as of August 31, 2024	391,396	$0.56	6.0	$168

During the quarter ended August 31, 2024, the Company recorded stock-based compensation expenses of $100 (August 31, 2023 - $13), including $26 relating to stock options and $74 relating to shares issued for services in connection with the Company’s Incentive Plan.

There were no changes to the terms and conditions of the stock options in connection with the Business Combination.

NOTE 9. Net Income (Loss) per Share Attributable to Common Stockholders

The Company computes net income (loss) per share using the two-class method. Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, Convertible debentures, and Warrants. Stock options, Convertible Debentures, and Warrants were excluded from the computation of diluted net income (loss) per share as including them would have been anti-dilutive. As we reported net losses for all periods presented, diluted loss per share is the same as basic loss per share.

The following outlines the Company’s basic and diluted loss per share for the quarters ended August 31, 2024, and August 31, 2023:

	Quarter-Ended
	August 31, 2024	August 31, 2023
Net Loss	$(2,911)	$(416)
Basic weighted-average common shares outstanding	19,246,089	5,075,420
Basic and diluted net loss per common share	$(0.15)	$(0.08)

NOTE 10. Grants and Subsidies

DAIR Green Fund

In November 2022, the Company entered into a funding agreement with the Downsview Aerospace Innovation and Research Centre (“DAIR”). In June 2022, DAIR entered into a Contribution Agreement with the Federal Economic Development Agency for Southern Ontario to launch a Green Fund to financially support projects led by small and medium size enterprises. DAIR selected the Company with a project on the Engineering Design of a Hybrid Power System Novel Power Distribution Scheme. The funding approved to the Company was $75, of which $50 was issued to the Company during the year ended May 31, 2023, and $25 was received during the year ended May 31, 2024.

In the quarter ended August 31, 2024, the Company received approval for an additional project with funding up to a maximum of $75.

Air Force Grant

In January 2022, the Company entered into a Market Research Investment Agreement (the “Agreement”) with Collaboration.Ai, a company engaged with the United States Operations Command and the U.S. Air Force to administer selection and awards for the AFWERX Challenge program to foster innovation within the services. In connection with the Agreement, the Company will provide research, development, design, manufacturing, services, support, testing, integration, and equipment in aid of delivery of market research in accordance with one or more statements of work or market research plans. During the year ending May 31, 2023, a fixed fee fund of $366 was approved. As of August 31, 2024, the Company had received $235 of this amount, which was received in prior periods.

Scientific Research and Experimental Development

In July 2023, in connection with the year ended May 31, 2023, the Company filed an application for Scientific Research and Experimental Development (“SRED”) credits with the Canadian federal government in the amount of $229. This amount was received in December 2023.

In connection with the year ended May 31, 2024, the Company filed an application for SRED credits in the amount of $307. This amount was received in August 2024.

NOTE 11. RELATED PARTY TRANSACTIONS

There were no identifiable related party transactions or balances for the periods presented.

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 1, 2024 through to the date of this filing Form 10-Q and determined that there have been no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to New Horizon Aircraft Ltd. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All figures noted are in thousands of Canadian dollars unless noted otherwise.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 15, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

New Horizon Aircraft Ltd. (the “Company”, “Horizon”, “we,” “us” or “our”), a British Columbia corporation, with our headquarters located in Lindsay, Ontario, is an aerospace company. Horizon is a former blank check company incorporated on March 11, 2022, under the name Pono Capital Three, Inc., (“Pono”) as a Delaware corporation, subsequently redomiciled in the Cayman Islands on October 14, 2022, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

Business Combination

On February 14, 2023, we consummated an initial public offering (“IPO”). On January 12, 2024 (the “Closing date”), we consummated a merger (the “Merger”) with Pono Three Merger Acquisitions Corp., a British Columbia company (“Merger Sub”) and wholly-owned subsidiary of Pono, with and into Robinson Aircraft Ltd. (“Robinson”) pursuant to an agreement and plan of merger, dated as of August 15, 2023 (as amended by a Business Combination Agreement Waiver, dated as of December 27, 2023), by and among Pono, Merger Sub, Horizon, and Robinson.

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

Robinson was incorporated in 2013. Initially, the company was focused on development of a hybrid electric amphibious aircraft, and in 2018 the Company pivoted to developing an innovative eVTOL concept that is identified as the Cavorite X7. The Company has built several small-scale prototypes and now has a 50%-scale aircraft that is undergoing active flight testing.

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

Key Factors Affecting Operating Results

See the section entitled “Risk Factors” in the Company’s Form 10-K filed with the SEC on August 15, 2024, for a further discussion of these considerations.

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

Horizon believes one of the primary drivers for adoption of its aircraft is the value proposition enabled by its aircraft that can take-off and land similar to a helicopter, fly approximately twice as fast, and operate with significantly lower direct operating costs. Additional factors impacting adoption of eVTOL technology include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the environmental impact of hybrid-electric machines; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground or unmanned drone services; consumers perception about the convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of vehicles. In addition, macroeconomic factors could impact demand for RAM services, particularly if customer pricing is at a premium to ground-based transportation. Horizon anticipates initial aircraft sales to be used for medevac services, firefighting services, disaster relief services, remote medical services, military operations, followed by sales to air operators and lessors for air cargo, business travel and air-taxi services. If the market for RAM does not develop as expected, this would significantly impact the Company’s ability to generate revenue or grow its business.

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

Going Concern and Liquidity

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s development plans. We have devoted many resources to the design and development of our eVTOL prototype. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt and the sale of Class A ordinary shares to related and third parties.

Through August 31, 2024, we have incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $17.6 million. Horizon is a pre-revenue organization in a research and development and flight-testing phase of operations. While management expects that the proceeds from the fiscal 2025 Q1 sale of securities will be sufficient to fund our current operating plan for at least the next 12 months from the date the unaudited condensed interim consolidated financial statements were available to be issued, there is substantial doubt around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital.

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

Interest Expense, net

Interest expense is related to the Company’s leases. Interest income consists primarily of interest earned on the Company’s cash.

Change in fair value of Forward Purchase Agreement

Change in fair value of Forward Purchase Agreement consists of fluctuations in the deemed value of an agreement between the Company and a shareholder facilitating future purchases of the Company’s stock based on a simulation model. The Company will not have any monetary obligations in connection with the Forward Purchase Agreement.

Warrant expense (income)

Changes in warrant expense and warrant income consist of fluctuations in the fair value of warrants outstanding as of the end of each reporting period.

Results of Operations

This data should be read in conjunction with Horizon’s unaudited condensed interim consolidated financial statements and notes thereto. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

Comparison of the Three Months Ended August 31, 2024 to the Three Months Ended August 31, 2023

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Horizon’s statements of operations data for the quarters ended August 31, 2024 and August 31, 2023 (000’s).

	Quarter-Ended
Operating expenses	August 31, 2024	August 31, 2023	Variance ($)
Research and development	$297	$145	$(152)
General and administrative	2,408	235	(2,173)
Total operating expenses	2,705	380	(2,325)
Loss from operations	(2,705)	(380)	2,325
Other expenses (income)	29	(2)	(31)
Interest expense (income), net	(11)	38	49
Warrant expense (income)	5	—	(5)
Change in fair value of Forward Purchase Agreement	183	—	(183)
Net Loss	$(2,911)	$(416)	$2,495

Operating Expenses

Operating expenses increased by $2,325, from $380 for the quarter ended August 31, 2023, to $2,705 for the quarter ended August 31, 2024. The increase was primarily driven by professional fees, additional staff hired to support development activities, and other administrative costs connected with the Company’s growth activities.

Research and Development Expenses

Research and development expenses increased by $152, from $145 during the quarter ended August 31, 2023, to $297 during the quarter ended August 31, 2024. The increase was primarily attributable to additional labour related to flight testing, engineering work, flight software, prototype manufacturing, and data analysis.

General and Administrative

General and Administrative costs increased by $2,173, from $235 during the quarter ended August 31, 2023, to $2,408 during the quarter ended August 31, 2024. The increase was related to legal, accounting, travel, investor relations, marketing, and branding expenses related to the Company’s growth efforts.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated (000’s):

	Quarter-Ended
Net cash provided by (used in)	August 31, 2024	August 31, 2023	Variance ($)
Operating activities	$(1,475)	$(405)	$(1,070)
Investing activities	—	(16)	16
Financing activities	3,481	297	3,184
Net increase (decrease) in cash	$2,006	$(124)	$2,130

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

For the quarter ended August 31, 2024, the $1,070 increase in cash used from operations as compared to the quarter ended August 31, 2023, was primarily attributed to increased operating costs, partially offset by changes in working capital.

Net Cash used in Investing Activities

The Company’s cash flows used in investing activities to date have been primarily comprised of property and equipment.

For the quarter ended August 31, 2024, there was no procurement of property and equipment.

Net Cash used in Financing Activities

The Company’s cash flows used in financing activities to date have primarily been composed of funding raised with convertible instruments and registered securities offerings.

For the quarter ended August 31, 2024, the $3,184 increase in cash provided by financing activities as compared to the quarter ended August 31, 2023, was primarily attributed to the issuance of Class A ordinary shares and Pre-Funded Warrants (“PFW’s”) which may convert into common shares of the Company at the discretion of the warrant holders.

On August 21, 2024, the Company completed a registered securities offering (“RSO”) by issuing 2,800,000 Class A ordinary shares, 3,000,000 PFW’s, and 5,800,000 warrants. Proceeds received by the Company is summarized below:

Gross Proceeds - Class A Shares	$1,906
Gross Proceeds - PFW’s	$2,041
Gross Proceeds - Warrant Exercises	$44
Direct costs	$(510)
Net Proceeds	$3,481

PFW’s may be exercised by warrant holders at any time at a nominal exercise price as they were funded in connection with the RSO. Upon exercise, each PFW may be exchanged for one Class A ordinary share.

Warrant holders exercised 45,000 warrants in exchange for 45,000 Class A ordinary shares for proceeds of $44 in the quarter ended August 31, 2024.

As of August 31, 2024, there were warrants outstanding of 12,065,375 at an exercise price of $11.50 USD, 5,755,000 at an exercise price of $0.75 USD, and 3,000,000 PFW’s at a nominal exercise price to purchase an equivalent number of Class A ordinary shares.

Sources of Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, contractual obligations, and other commitments. The Company assesses liquidity in terms of its cash flows from financing activities and their sufficiency to fund its operating and development activities. As of August 31, 2024, the Company’s principal source of liquidity was cash and cash equivalents of $3,822.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of August 31, 2024, and May 31, 2024.

Critical Accounting Estimates

The preparation of the unaudited condensed interim consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed interim consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020”). The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. Further, the ASU made amendments to the EPS guidance in Topic 260, Earnings Per Share, for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for public business entities, excluding smaller reporting companies, for annual periods beginning after December 15, 2021, with early adoption permitted. For all other entities, the amendments are effective for and annual periods beginning after December 15, 2023. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements and related disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

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

Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial and accounting officer, believe that the unaudited condensed interim consolidated financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Remediation of Material Weakness

While significant progress has been made to improve our internal control over financial reporting, not all aspects of have been sufficiently remediated. The material weakness, as of August 31, 2024, relates to the inadequate separation of financial responsibilities. Our management, with the oversight of the Audit Committee of our Board of Directors, continues to design and implement measures to remediate the material weakness. Remediation of the material weakness will require further validation and testing of the operating effectiveness of the applicable remedial controls over a sustained period of financial reporting cycles.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on August 15, 2024 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our securities.

If we fail to satisfy Nasdaq’s continued listing requirements, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our shares and would impair the ability to sell or purchase our shares.

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

If we do not regain compliance with the Bid Price Rule by January 15, 2025, we may be eligible for an additional 180-day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, and would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If we do not regain compliance with the Bid Price Rule when required, Nasdaq will provide written notification to us that our Class A ordinary shares are subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq hearings panel.

On August 28, 2024, Nasdaq notified us that the Company had failed to maintain a net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years required for continued listing under Nasdaq Listing Rule 5550(b)(3) (the “Net Income Standard”). The Nasdaq staff (the “Staff”) also notified the Company it does not meet the alternative continued listing standards under Nasdaq Listing Rule 5550(b)(2) (the “Market Value of Listed Securities Standard,” which requires the market value of the Company’s listed securities be at least $35 million) or Nasdaq Listing Rule 5550(b)(1) (the “Equity Standard,” which requires the Company to maintain stockholders’ equity of at least $2.5 million) (the Net Income Standard, the Market Value of Listed Securities Standard, and the Equity Standard, collectively the “Continued Listing Standards”).

The Company submitted a plan to the Staff to regain compliance (a “Compliance Plan”) with the Continued Listing Standards on October 2, 2024 and is considering the various options available to regain compliance with the Continued Listing Standards. If the Company’s Compliance Plan is accepted, Nasdaq will grant the Company up to 180 calendar days from the date of the Notice to evidence compliance. If Nasdaq does not accept the Company’s Compliance Plan, the Company will have the opportunity to appeal that decision to a Nasdaq hearings panel per Nasdaq Listing Rule 5815(a).

In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our shares to become listed again, stabilize the market price or improve the liquidity of our shares, prevent our shares from dropping below Nasdaq’s minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The notices from Nasdaq have no immediate effect on the listing of our Class A ordinary shares, and our Class A ordinary shares will continue to be listed on the Nasdaq Capital Market under the symbol “HOVR”. We are currently evaluating our options for regaining compliance with both the Bid Price Rule and the Continued Listing Standards. While there can be no assurance that we will regain compliance with the Bid Price Rule or the Continued Listing Standards, we expect to cure these deficiencies within each respective permitted period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the quarter ended August 31, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) Not Applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the quarter ended August 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1†	Business Combination Agreement, dated August 15, 2023, by and among Pono Capital Three, Inc., Pono Three Merger Acquisitions Corp., and Robinson Aircraft, Ltd. d/b/a Horizon Aircraft (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on August 15, 2023).
3.1	New Horizon Articles (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on February 14, 2024).
4.1	Warrant Agreement, dated February 9, 2023, by and between Pono Capital Three, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed by Pono Capital Three, Inc. on November 10, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed by Pono Capital Three, Inc. on November 10, 2022).
4.4	Form of First Shortfall Warrant (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on April 8, 2024).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on June 24, 2024).
4.6	Form of Pre-funded Warrant Form of Warrant (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on June 24, 2024).
10.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on June 24, 2024).
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed with this Report.
**	Furnished with this Report.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Horizon Aircraft Ltd.

Date: October 10, 2024		/s/ Brandon Robinson
	Name:	Brandon Robinson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 10, 2024		/s/ Brian Merker
	Name:	Brian Merker
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)