Form 10-Q
period 2024-11-30
New Horizon Aircraft Ltd.
filed 2025-01-14
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

As of January 13, 2025, there were 31,230,914 of the registrant’s Class A ordinary shares, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS AT NOVEMBER 30, 2024 AND MAY 31, 2024

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS; UNAUDITED

	November 30, 2024	May 31, 2024

Assets:
Current assets:
Cash and cash equivalents	$887	$1,816
Prepaid expenses	851	2,431
Accounts receivable	23	417
Total current assets	1,761	4,664
Operating lease assets	50	75
Property and equipment, net	151	205
Total Assets	$1,962	$4,944

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$374	$715
Accrued liabilities	236	574
Operating lease liabilities	29	44
Total current liabilities	639	1,333
Forward Purchase Agreement	-	20,938
Warrant liabilities	3,657	576
Operating lease liabilities	19	30
Total Liabilities	4,315	22,877

Shareholders’ Equity (Deficit):
Class A ordinary shares, no par value; 100,000,000 shares authorized; 24,574,247 issued and outstanding (18,607,931 as of May 31, 2024)	78,307	74,406
Additional paid-in capital	(82,730)	(77,656)
Retained Earnings (Deficit)	2,070	(14,683)
Total Shareholders’ Equity (Deficit)	(2,353)	(17,933)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,962	$4,944

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS; UNAUDITED

	For the three months ended		For the six months ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Operating expenses
Research and development	$427	$219	$724	$419
General and administrative	2,847	605	5,255	840
Total operating expenses	3,274	824	5,979	1,259
Loss from operations	(3,274)	(824)	(5,979)	(1,259)
Other income	(47)	(227)	(18)	(229)
Interest expenses (income), net	(13)	143	(24)	181
Change in fair value of Warrants	(2,035)	-	(2,030)	-
Change in fair value of Forward Purchase Agreement	557	-	740	-
Termination of Forward Purchase Agreement	(21,400)	-	(21,400)	-
Total other expenses	(22,938)	(84)	(22,732)	(48)
Income (Loss) before income taxes	19,664	(740)	16,753	(1,211)
Income tax expense	-	-	-	-
Net Income (Loss)	$19,664	$(740)	$16,753	$(1,211)

Income (loss) per share:
Basic:	$0.83	$(0.15)	$0.79	$(0.24)
Diluted:	$0.80	$(0.15)	$0.76	$(0.24)

Shares used in computing Income (loss) per share:
Basic:	23,599,144	5,075,420	21,246,788	5,075,420
Diluted:	24,574,247	5,075,420	21,930,531	5,075,420

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT SHARE AMOUNTS; UNAUDITED

	Class A Ordinary Shares		Class B Ordinary Shares		Non-Voting Common Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2024	18,607,931	$74,406	—	$—	—	$—	$(77,656)	$(14,683)	$(17,933)
Stock-based Compensation	—	—	—	—	—	—	26	—	26
Net Loss	—	—	—	—	—	—	—	(2,911)	(2,911)
Incentive Shares Issued	66,316	74	—	—	—	—	—	—	74
Class A Shares Issued	2,800,000	1,799	—	—	—	—	—	—	1,799
Warrant Exercise	45,000	44	—	—	—	—	—	—	44
Pre-Funded Warrants	—	—	—	—	—	—	1,925	—	1,925
Warrant Issuance	—	—	—	—	—	—	(5,157)	—	(5,157)
Balance at August 31, 2024	21,519,247	$76,323	—	$—	—	$—	$(80,862)	$(17,594)	$(22,133)
Stock-based Compensation	—	—	—	—	—	—	13	—	13
Net Income	—	—	—	—	—	—	—	19,664	19,664
Warrant Exercise	55,000	59	—	—	—	—	44	—	103
Pre-Funded Warrants Exercised	3,000,000	1,925	—	—	—	—	(1,925)	—	—
Balance at November 30, 2024	24,574,247	$78,307	—	$—	—	$—	$(82,730)	$2,070	$(2,353)

	Class A Ordinary Shares		Class B Ordinary Shares		Non-Voting Common Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2023	5,075,420	$5,083	1,062,244	$—	168,832	$—	$55	$(6,523)	$(1,385)
Stock-based Compensation	—	—	—	—	—	—	13	—	13
Net Loss	—	—	—	—	—	—	—	(471)	(471)
Balance at August 31, 2023	5,075,420	5,083	1,062,244	—	168,832	—	68	(6,994)	(1,843)
Stock-based Compensation	—	—	—	—	—	—	33	—	33
Conversion of Convertible Debentures	—	—	517,532	1,496	—	—	—	—	1,496
Net Loss	—	—	—	—	—	—	—	(740)	(740)
Balance at November 30, 2023	5,075,420	$5,083	1,579,776	$1,496	168,832	$-	$101	$(7,734)	$(1,054)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

EXPRESSED IN CANADIAN DOLLAR 000’S; UNAUDITED

	Six months ended
	November 30, 2024	November 30, 2023
Cash Flows from Operating Activities:
Net Income (loss)	$16,753	$(1,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61	19
Non-cash lease expense	—	28
Stock-based compensation	118	47
Non-cash interest	—	113
Registered Share Offering Costs	290	—
Change in fair value of Forward Purchase Agreement	740	—
Gain on Termination of Forward Purchase Agreement	(21,400)	—
Change in Warrant liability	(2,030)	—
Changes in operating assets and liabilities:
Prepaid expenses	1,580	(90)
Accounts receivable	394	(252)
Accounts payable	(341)	33
Accrued liabilities	(346)	—
Operating leases	(3)	(27)
Net cash used in operating activities	(4,184)	(1,340)

Cash Flows used in Investing Activities:
Purchase of property and equipment	(7)	(54)
Net cash used in investing activities	(7)	(54)

Cash Flows from Financing Activities:
Finance lease payments	—	(3)
Proceeds from issuance of Convertible debentures	—	7,122
Repayment of notes payable	—	(75)
Proceeds from Registered Securities Offering	3,947	—
Registered Share Offering Costs	(510)
Forward Purchase Agreement termination	(278)	—
Proceeds from warrants exercised	103	—
Net cash provided by financing activities	3,262	7,044

Net Change in Cash and Cash Equivalents	(929)	5,650
Cash and Cash Equivalents - Beginning of period	1,816	228
Cash and Cash Equivalents - End of period	$887	$5,878

Taxes paid	$—	$—
Interest paid	$1	$—

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. Organization and Nature of Business

Organization and Nature of Business

New Horizon Aircraft Ltd. (the “Company” or “Horizon”), a British Columbia corporation, with our headquarters located in Lindsay, Ontario, is an aerospace company. The Company is a former blank check company incorporated on March 11, 2022, under the name Pono Capital Three, Inc. (“Pono”), as a Delaware corporation, subsequently redomiciled in the Cayman Islands on October 14, 2022, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

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

Horizon is a pre-revenue organization in a research and development and flight-testing phase of operations. While management estimates that the net cash proceeds from fiscal 2025 sales of securities will be sufficient to fund our current operating plan for at least the next 12 months from the date these unaudited condensed interim consolidated financial statements were available to be issued, there is substantial doubt around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital. On December 20, 2024, the Company received an investment of $8.4 million in exchange for a combination of common and preferred shares.

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

There have been no changes to the Company’s significant accounting policies described in Note 3 “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended May 31, 2024, that have had a material impact on the Condensed Consolidated Financial Statements and related notes.

Certain information and footnote disclosures normally included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in these accompanying interim Condensed Consolidated Financial Statements and footnotes. Accordingly, these interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended May 31, 2024, set forth in the Company’s Annual Report on Form 10-K filed with the SEC on August 15, 2024.

Recent Accounting Standards

No recently issued accounting pronouncements have had or are expected to have a material impact on the Company’s unaudited condensed interim consolidated financial statements.

NOTE 4. Balance Sheet Components

Property and Equipment, net

Property and equipment consist of the following:

	November 30, 2024	May 31, 2024
Computer Equipment	$66	$66
Leasehold Improvements	24	17
Tools and Equipment	48	48
Website Development	152	152
Vehicles	16	16
	306	299
Accumulated Depreciation	(155)	(94)
Total Property and Equipment, net	$151	$205

Depreciation expenses of $31 and $61 for the three and six months ended November 30, 2024 (November 30, 2023 - $6 and $19), respectively, has been recorded in General and Administrative expenses in the unaudited condensed interim consolidated statements of operations.

Prepaid Expenses

Prepaid Expenses consisted of the following:

	November 30, 2024	May 31, 2024
Prepaid insurance	$272	$482
Prepaid rent	1	1
Prepaid software	4	10
Prepaid capital market services	574	1,938
Total Prepaid expenses	$851	$2,431

Accrued Expenses

Accrued Expenses consisted of the following:

	November 30, 2024	May 31, 2024
Accrued professional fees	$60	$406
Accrued employee costs	7	84
Other accrued expenses	169	84
Total Accrued expenses	$236	$574

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

There was $24 and $30 of interest recorded in the three and six months ended November 30, 2023, respectively.

In October 2023, the Company completed a Qualified Financing and based on the terms of the Notes all Convertible Promissory Notes were converted into 517,532 common shares at of the Company.

NOTE 6. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2024, and May 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
November 30, 2024
Liabilities
Derivative Liability - Warrants	$3,657	$352	$—	$3,305
Total	$3,657	$352	$—	$3,305

Description	Amount at Fair Value	Level 1	Level 2	Level 3
May 31, 2024
Liabilities
Derivative Liability - Forward Purchase Agreement	$20,938	$—	$—	$20,938
Derivative Liability - Warrants	$576	$549	$—	$27
Total	$21,514	$549	$—	$20,965

The following table provides quantitative information regarding Level 3 fair value measurements inputs related to the Forward Purchase Agreement at their measurement dates:

	November 1, 2024	May 31, 2024
Redemption Price (USD)	$10.61	$10.61
Stock Price (USD)	$0.28	$0.80
Volatility	76%	53%
Term (years)	1.76	2.18
Risk-free rate	4.40%	4.51%

As outlined in note 7, 5,800,000 warrants were issued on August 21, 2024. The following table provides quantitative information regarding Level 3 fair value measurements inputs related to these Warrant liabilities at their measurement dates:

	November 30, 2024	August 21, 2024
Redemption Price (USD)	$0.75	$0.75
Stock Price (USD)	$0.67	$0.96
Volatility	76%	76%
Term (years)	4.7	5.0
Risk-free rate	4.18%	3.61%

The change in the fair value of the assets and liabilities measured with Level 3 inputs, for the three and six months ended November 30, 2024, is summarized as follows:

November 30, 2024
Fair value Derivative Liability - May 31, 2024	$20,965
Change in fair value of Forward Purchase Agreement	740
Termination of Forward Purchase Agreement	(21,678)
Additional Warrant Liabilities incurred	5,157
Change in fair value of Warrant Liabilities	(1,879)
Fair value Derivative Liability - November 30, 2024	$3,305

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

The Company mutually agreed to terminate the Forward Purchase Agreement with its counterparty on November 1, 2024, for a cost of $278. In connection with this termination, the Company recorded a $21,400 gain.

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

On August 21, 2024, the Company completed a registered securities offering (“RSO”) by issuing 2,800,000 Class A ordinary shares, 3,000,000 Pre-Funded Warrants (“PFW’s”), and 5,800,000 warrants. As of November 30, 2024, proceeds received by the Company are summarized below:

Gross Proceeds - Class A Shares	$1,906
Gross Proceeds - PFW’s	2,041
Gross Proceeds - Warrant Exercises	103
Direct costs	(510)
Net Proceeds	$3,540

PFW’s may be exercised by warrant holders at any time at a nominal exercise price as they were funded in connection with the RSO. Upon exercise, each PFW may be exchanged for one Class A ordinary share. All 3 million PFW’s were exercised in the quarter ended November 30, 2024.

Warrant holders exercised 100,000 warrants in exchange for 100,000 Class A ordinary shares for proceeds of $103 during the six months ended November 30, 2024.

As of November 30, 2024, there were warrants outstanding of 12,065,375 at an exercise price of $11.50 USD and 5,700,000 at an exercise price of $0.75 USD to purchase an equivalent number of Class A ordinary shares.

A summary of warrant activity for the Company is as follows:

	Number of Warrants	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (USD)
Outstanding warrants May 31, 2024	12,065,375	$11.50	4.3	$-
Issued August 21, 2024	8,800,000	$0.49	4.7	-
Exercised	(3,100,000)	$0.02	5.0	-
Expired	-	$-	-	$-
Outstanding warrants August 31, 2024	17,765,375	$8.05	4.4	$-

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

Stock options outstanding vest in equal tranches over a period of three years. During the three and six months ended November 30, 2024, the Company granted 180,000 stock options (November 30, 2023 – nil and nil). The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	October 4, 2024
Stock price	$USD	0.27
Risk-free interest rate		3.8%
Term (years)		5
Volatility		76%
Forfeiture rate		0%
Dividend yield		0%

A summary of stock option activity for the Company is as follows:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (USD)
Outstanding stock options May 31, 2024	685,230	$0.60	6.8	$139
Exercised	-	-	-	-
Expired	-	-	-	-
Issued October 4, 2024	180,000	$0.27	9.9	$73
Outstanding stock options November 30, 2024	865,230	$0.56	6.9	$103
Exercisable as of November 30, 2024	391,396	$0.59	5.6	$33

During the three and six months ended November 30, 2024, the Company recorded stock-based compensation expenses of $13 and $118 (November 30, 2023 - $33 and $47), relating to stock options including $74 relating to shares issued for services in connection with the Company’s Incentive Plan in the quarter ended August 31, 2024.

NOTE 9. Net Income (Loss) per Share Attributable to Common Stockholders

The Company computes net income (loss) per share using the two-class method. Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, Convertible debentures, and Warrants. Stock options, Convertible debentures and certain Warrants and Stock options were excluded from the computation of diluted net income (loss) per share as including them would have been anti-dilutive.

The following outlines the Company’s basic and diluted income (loss) per share for the three and six months ended November 30, 2024, and November 30, 2023:

	Quarter-Ended		Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Income (loss) per share:
Basic:	$0.83	$(0.15)	$0.79	$(0.24)
Diluted:	$0.80	$(0.15)	$0.76	$(0.24)

Shares used in computing Income (loss) per share:
Basic:	23,599,144	5,075,420	21,246,788	5,075,420
Diluted:	24,574,247	5,075,420	21,930,531	5,075,420

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

DAIR selected the Company for multiple projects in connection with further aircraft development. The initial funding approved to the Company was $75, of which $50 was issued to the Company during the year ended May 31, 2023, and $25 was received during the year ended May 31, 2024.

In the six months ended November 30, 2024, the Company received approval for an additional project with funding up to a maximum of $75, of which $30 was received during the quarter ended November 30, 2024.

Air Force Grant

In January 2022, the Company entered into a Market Research Investment Agreement (the “Agreement”) with Collaboration.Ai, a company engaged with the United States Operations Command and the U.S. Air Force to administer selection and awards for the AFWERX Challenge program to foster innovation within the services. In connection with the Agreement, the Company will provide research, development, design, manufacturing, services, support, testing, integration, and equipment in aid of delivery of market research in accordance with one or more statements of work or market research plans. During the year ended May 31, 2023, a fixed fee fund of $366 was approved. As of November 30, 2024, the Company had received $235 of this amount, which was received in prior periods.

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

NOTE 12. Subsequent Events

On December 20, 2024, the Company received an investment of $8.4 million in exchange for a combination of common and preferred shares.

Between December 1, 2024, and the date of this filing, 2.49 million of the Company’s outstanding warrants were exercised with proceeds to the Company of $2,708.

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

Horizon is a pre-revenue organization in a research and development and flight-testing phase of operations. While management expects that the proceeds from fiscal 2025 sales of securities will be sufficient to fund our current operating plan for at least the next 12 months from the date the unaudited condensed interim consolidated financial statements were available to be issued, there is substantial doubt around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital. On December 20, 2024, the Company received an investment of $8.4 million in exchange for a combination of common and preferred shares in additional to Warrant exercises resulting in proceeds of $2.7 million between December 1, 2024 and the date of this filing.

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

Change in fair value and termination of Forward Purchase Agreement

Change in fair value of Forward Purchase Agreement consists of fluctuations in the deemed value of an agreement between the Company and a shareholder facilitating future purchases of the Company’s stock based on a simulation model. The Company mutually agreed to terminate the Forward Purchase Agreement with its counterparty on November 1, 2024, at a cost of $278. In connection with this termination, the Company recorded a $21,400 gain.

Change in fair value of Warrants

Changes in fair value of Warrants consists of fluctuations in the fair value of warrants outstanding as of the end of each reporting period.

Results of Operations

This data should be read in conjunction with Horizon’s unaudited condensed interim consolidated financial statements and notes thereto. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

Comparison of the Three Months Ended November 30, 2024 to the Three Months Ended November 30, 2023

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Horizon’s statements of operations data for the quarters ended November 30, 2024 and November 30, 2023 (000’s).

	Quarter-Ended
Operating expenses	November 30, 2024	November 30, 2023	Variance ($)
Research and development	$427	$219	$(208)
General and administrative	2,847	605	(2,242)
Total operating expenses	3,274	824	(2,450)
Loss from operations	(3,274)	(824)	2,450
Other expenses (income)	(47)	(227)	(180)
Interest expense (income), net	(13)	143	156
Change in fair value of Warrants	(2,035)	—	2,035
Change in fair value and Termination of Forward Purchase Agreement	(20,843)	—	20,843
Net Income (Loss)	$19,664	$(740)	$(20,404)

Operating Expenses

Operating expenses increased by $2,450, from $824 for the quarter ended November 30, 2023, to $3,274 for the quarter ended November 30, 2024. The increase was primarily driven by professional fees, additional staff hired to support development activities, and other administrative costs connected with the Company’s growth activities.

Research and Development Expenses

Research and development expenses increased by $208, from $219 during the quarter ended November 30, 2023, to $427 during the quarter ended November 30, 2024. The increase was primarily attributable to additional labour related to flight testing, engineering work, flight software, prototype manufacturing, and data analysis.

General and Administrative

General and Administrative costs increased by $2,242, from $605 during the quarter ended November 30, 2023, to $2,847 during the quarter ended November 30, 2024. The increase was related to legal, accounting, travel, investor relations, marketing, and branding expenses related to the Company’s growth efforts.

Comparison of the Six Months Ended November 30, 2024 to the Six Months Ended November 30, 2023

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Horizon’s statements of operations data for the six months ended November 30, 2024 and November 30, 2023 (000’s).

	Six months Ended
Operating expenses	November 30, 2024	November 30, 2023	Variance ($)
Research and development	$724	$419	$(305)
General and administrative	5,255	840	(4,415)
Total operating expenses	5,979	1,259	(4,720)
Loss from operations	(5,979)	(1,259)	4,720
Other expenses (income)	(18)	(229)	(211)
Interest expense (income), net	(24)	181	205
Change in fair value of Warrants	(2,030)	—	2,030
Change in fair value and Termination of Forward Purchase Agreement	(20,660)	—	20,660
Total other income	(22,732)	(48)	22,684
Net Income (Loss)	$16,753	$(1,211)	$(17,964)

Operating Expenses

Operating expenses increased by $4,720, from $1,259 for the six months ended November 30, 2023, to $5,979 for the six months ended November 30, 2024. The increase was primarily driven by professional fees, additional staff hired to support development activities, and other administrative costs connected with the Company’s growth activities.

Research and Development Expenses

Research and development expenses increased by $305, from $419 during the six months ended November 30, 2023, to $724 during the six months ended November 30, 2024. The increase was primarily attributable to additional labour related to flight testing, engineering work, flight software, prototype manufacturing, and data analysis.

General and Administrative

General and Administrative costs increased by $4,415, from $840 during the six months ended November 30, 2023, to $5,255 during the six months ended November 30, 2024. The increase was related to legal, accounting, travel, investor relations, marketing, and branding expenses related to the Company’s growth efforts.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated (000’s):

	Six months Ended
Net cash provided by (used in)	November 30, 2024	November 30, 2023	Variance ($)
Operating activities	$(4,184)	$(1,340)	$(2,844)
Investing activities	(7)	(54)	47
Financing activities	3,262	7,044	(3,782)
Net increase (decrease) in cash	$(929)	$5,650	$(6,579)

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

For the six months ended November 30, 2024, the $2,844 increase in cash used from operations as compared to the six months ended November 30, 2023, was primarily attributed to increased operating costs, partially offset by changes in working capital.

Net Cash used in Investing Activities

The Company’s cash flows used in investing activities to date have been primarily comprised of property and equipment.

For the six months ended November 30, 2024, there was a $7 acquisition of leasehold improvements.

Net Cash used in Financing Activities

The Company’s cash flows used in financing activities to date have primarily been composed of funding raised with convertible instruments and registered securities offerings.

For the six months ended November 30, 2024, the $3,782 decrease in cash provided by financing activities was primarily attributed to the proceeds from the conversion of the Convertible debentures during the six months ended November 30, 2023, partially offset by the issuance of Class A ordinary shares and Pre-Funded Warrants (“PFW’s”) which may convert into common shares of the Company at the discretion of the warrant holders in the current period.

On August 21, 2024, the Company completed a registered securities offering (“RSO”) by issuing 2,800,000 Class A ordinary shares, 3,000,000 PFW’s, and 5,800,000 warrants. Proceeds received by the Company is summarized below:

Gross Proceeds - Class A Shares	$1,906
Gross Proceeds - PFW’s	$2,041
Gross Proceeds - Warrant Exercises	$103
Direct costs	$(510)
Net Proceeds	$3,540

PFW’s may be exercised by warrant holders at any time at a nominal exercise price as they were funded in connection with the RSO. Upon exercise, each PFW may be exchanged for one Class A ordinary share. All 3 million PFW’s were exercised in the quarter ending November 30, 2024.

Warrant holders exercised 100,000 warrants in exchange for 100,000 Class A ordinary shares for proceeds of $103 in the six months ended November 30, 2024.

As of November 30, 2024, there were warrants outstanding of 12,065,375 at an exercise price of $11.50 USD and 5,700,000 at an exercise price of $0.75 USD to purchase an equivalent number of Class A ordinary shares.

Sources of Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, contractual obligations, and other commitments. The Company assesses liquidity in terms of its cash flows from financing activities and their sufficiency to fund its operating and development activities. Beyond November 30, 2024, the Company’s principal source of liquidity is expected to be cash and cash equivalents of $887 on-hand as of November 30, 2024, $8.4 million received in connection with a strategic investment made by a legacy investor on December 20, 2024, and Warrant exercises which totaled $2,708 in the period from December 1, 2024, to the date of this filing.

To date, the Company has funded its operations primarily with the issuances of common shares and issuances of convertible debt instruments. Additional funding has been provided through government-backed grants.

The Company believes it has sufficient cash to fulfill its business plan for at least the next 12 months from the date of this filing. To the extent the Company is able to raise additional financing, either by way of the Warrants, or by other means, the Company may be in a position to expedite its business plan including hiring employees at a more rapid pace. To achieve the Company’s long-term objectives, additional financing will be required and efforts to raise such working capital will be ongoing through at least the next three years.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of November 30, 2024, and May 31, 2024.

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

The Company’s Forward Purchase Agreement and Warrants outstanding are recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s unaudited condensed interim consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value using a simulation model. At the settlement date, the Forward Purchase Agreement will be recognized as a derivative asset at the value of cash paid based on the number of shares, with any changes in fair value recognized in the Company’s unaudited condensed interim consolidated statements of operations. The Company mutually agreed to terminate the Forward Purchase Agreement with its counterparty on November 1, 2024, at a cost of $278.

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

Remediation of Material Weakness

While significant progress has been made to improve our internal control over financial reporting, not all aspects of have been sufficiently remediated. The material weakness, as of November 30, 2024, relates to the inadequate separation of financial responsibilities. Our management, with the oversight of the Audit Committee of our Board of Directors, continues to design and implement measures to remediate the material weakness. Remediation of the material weakness will require further validation and testing of the operating effectiveness of the applicable remedial controls over a sustained period of financial reporting cycles.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days, or until January 15, 2025, to regain compliance with the Bid Price Rule. If at any time before January 15, 2025, the bid price of our Class A ordinary shares closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide us with a written confirmation of compliance with the Bid Price Rule and the matter deemed closed. On January 10, 2025, the Company completed 10 consecutive business days with our Class A ordinary shares closing at more than $1.00 per share.

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

The Company submitted a plan to the Staff to regain compliance (a “Compliance Plan”) with the Continued Listing Standards on October 2, 2024. On October 11, 2024, the Company received a letter from the Staff advising the Company that the Staff did not accept the Company’s Compliance Plan (the “Determination Letter”) as written. In accordance with Nasdaq Listing Rule 5815(a), the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff’s determination and provide additional information. The hearing took place on December 12, 2024, and the Company is currently awaiting the results of this hearing. If the Company’s appeal is successful, the Company may be granted additional time (up to 180 calendar days from the date of the Determination Letter) to evidence compliance with the Continued Listing Standards or outright continued listing on the Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the quarter ended November 30, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) Not Applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the quarter ended November 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1†	Business Combination Agreement, dated August 15, 2023, by and among Pono Capital Three, Inc., Pono Three Merger Acquisitions Corp., and Robinson Aircraft, Ltd. d/b/a Horizon Aircraft (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on August 15, 2023).
3.1	New Horizon Articles (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on February 14, 2024).
4.1	Warrant Agreement, dated February 9, 2023, by and between Pono Capital Three, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed by Pono Capital Three, Inc. on November 10, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed by Pono Capital Three, Inc. on November 10, 2022).
4.4	Form of First Shortfall Warrant (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on April 8, 2024).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on June 24, 2024).
4.6	Form of Pre-funded Warrant Form of Warrant (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on June 24, 2024).
10.1	Form of Warrant Amendment (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on September 5, 2024).
10.2	Mutual Termination Agreement, dated November 1, 2024, by and between the Company and Seller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on November 7, 2024).
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed with this Report.
**	Furnished with this Report.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Horizon Aircraft Ltd.

Date: January 14, 2025		/s/ Brandon Robinson
	Name:	Brandon Robinson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 14, 2025		/s/ Brian Merker
	Name:	Brian Merker
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)