Form 10-K/A
period 2024-05-31
New Horizon Aircraft Ltd.
filed 2025-03-17
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 (the “Amendment”) on Form 10-K/A to the Annual Report on Form 10-K of New Horizon Aircraft Ltd. (the “Company”) for the year ended May 31, 2024 amends the Company’s original Annual Report on Form 10-K (the “Original Form 10-K”) that was initially filed with the U.S. Securities and Exchange Commission on August 15, 2024 (the “Original Filing Date”). This Amendment is being filed for the purpose of amending Item 8 of the Original Form 10-K to include the Report of Independent Registered Public Accounting Firm of Fruci & Associates II, PLLC (“Fruci”), which includes an audit report that reflects Fruci’s audit of and opinion on the Company’s financial statements as of and for the year ended May 31, 2023, as set forth on page F-4 of this Amendment.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains updated certifications by the Company’s Principal Executive Officer and acting Principal Financial and Principal Accounting Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. In addition, this Amendment includes an auditor consent of MNP LLP, the Company’s independent registered public accounting firm, filed as Exhibit 23.1 hereto and an auditor consent of Fruci, filed as Exhibit 23.2 hereto. The certifications of the Company’s Principal Executive Officer and acting Principal Financial and Principal Accounting Officer and auditor consents are being filed or furnished herewith, as the case may be.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Original Filing is hereby amended and restated in its entirety. Other than as expressly set forth above, this Amendment reflects matters as they existed on the Original Filing Date, does not modify or update disclosures presented in the Original Form 10-K and does not reflect any event occurring after the of Original Filing Date.

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

Mississauga, Canada

August 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Robinson Aircraft, ULC

Opinion on the Financial Statements

We have audited the balance sheet of Robinson Aircraft, ULC (“the Company”) as of May 31, 2023, and the related statements of operations, stockholders’ equity, and cash flows for the year ended May 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and the results of its operations and its cash flows for the year ended May 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments resulting from the business combination described in Note 1 of the consolidated financial statements of New Horizon Aircraft, Ltd. and, accordingly, we do not express any opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. The separate financial statements of Robinson Aircraft, ULC before the effects of the adjustments described in Note 1 are not presented herein.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in those financial statements, the Company expects significant future losses and negative cash flows for the foreseeable future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 of the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC – PCAOB ID #05525

We served as the Company’s auditor from 2021 to 2024.

Spokane, Washington

September 12, 2023, except as to the reclassification of deferred development costs, to which the date is April 19, 2024

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

EXHIBIT INDEX

Exhibit No.	Description
2.1†	Business Combination Agreement, dated August 15, 2023, by and among Pono Capital Three, Inc., Pono Three Merger Acquisitions Corp., and Robinson Aircraft, Ltd. d/b/a Horizon Aircraft (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on August 15, 2023)
3.1	New Horizon Articles (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on February 14, 2024)
4.1	Warrant Agreement, dated February 9, 2023, by and between Pono Capital Three, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023)
4.2	Form of First Shortfall Warrant (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on April 8, 2024)
4.3	Description of Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K, filed by New Horizon Aircraft Ltd. on March 28, 2024)
10.1	Form of Subscription Agreement for the PIPE investment (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Pono Capital Three, Inc. on January 3, 2024)
10.2+	New Horizon Aircraft Ltd. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.3	Registration Rights Agreement, dated January 12, 2024, by and between Pono Capital Three, Inc. and parties thereto (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.4	Registration Rights Agreement, dated February 9, 2023, by and among Pono Capital Three, Inc. and certain security holders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023)
10.5	Form of Lockup Agreement (incorporated by reference to Exhibit 10.5 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.6	Placement Unit Purchase Agreement, dated February 9, 2023, between Pono Capital Three, Inc. and Mehana Capital LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023)
10.10	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.10 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.12+	Employment Agreement, dated January 19, 2024, by and between New Horizon Aircraft Ltd. and E. Brandon Robinson (incorporated by reference to Exhibit 10.12 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.13+	Employment Agreement, dated January 11, 2024, by and between New Horizon Aircraft Ltd. and Jason O’Neill (incorporated by reference to Exhibit 10.13 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.14+	Employment Agreement, dated January 12, 2024, by and between New Horizon Aircraft Ltd. and Brian Merker (incorporated by reference to Exhibit 10.14 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.15+	Contractor Agreement, dated January 19, 2024, by and between New Horizon Aircraft Ltd., 2195790 Alberta Inc., and Stewart Lee (incorporated by reference to Exhibit 10.16 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.16	Forward Purchase Agreement Confirmation Amendment, dated February 14, 2024, by and between the Company and Meteora (incorporated by reference to Exhibit 10.1 of Form 8-K filed by New Horizon Aircraft Ltd. on February 21, 2024)
19	New Horizon Aircraft Ltd. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed by New Horizon Aircraft Ltd. on August 15, 2024)
21	Subsidiaries of New Horizon Aircraft Ltd. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed by New Horizon Aircraft Ltd. on March 28, 2024)
23.1*	Consent of MNP LLP, independent registered public accounting firm
23.2*	Consent of Fruci & Associates II, PLLC, independent registered public accounting firm
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K, filed by New Horizon Aircraft Ltd. on March 28, 2024)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed with this Report.
**	Furnished with this Report.
+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Horizon Aircraft Ltd.

Date: March 14, 2025		/s/ Brandon Robinson
	Name:	Brandon Robinson
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ E. Brandon Robinson	Chief Executive Officer and Director	March 14, 2025
E. Brandon Robinson	(Principal Executive Officer)

/s/ Brian Merker	Chief Financial Officer	March 14, 2025
Brian Merker	(Principal Financial Officer and Accounting Officer)

/s/ Jason O’Neill	Chief Operating Officer and Director	March 14, 2025
Jason O’Neill

/s/ Trisha Nomura	Director	March 14, 2025
Trisha Nomura

/s/ John Maris	Director	March 14, 2025
John Maris

/s/ John Pinsent	Director	March 14, 2025
John Pinsent