Form 10-Q
period 2025-02-28
New Horizon Aircraft Ltd.
filed 2025-04-14
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

As of April 14, 2025, there were 31,385,147 of the registrant’s Class A ordinary shares, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS AT FEBRUARY 28, 2025 AND MAY 31, 2024

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS; UNAUDITED

	February 28, 2025	May 31, 2024

Assets:
Current assets:
Cash and cash equivalents	$9,196	$1,816
Prepaid expenses	741	2,431
Accounts receivable	149	417
Total current assets	10,086	4,664
Operating lease assets	37	75
Property and equipment, net	205	205
Total Assets	$10,328	$4,944

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$832	$715
Accrued liabilities	565	574
Operating lease liabilities	21	44
Total current liabilities	1,418	1,333
Forward Purchase Agreement	-	20,938
Warrant liabilities	1,899	576
Operating lease liabilities	14	30
Total Liabilities	3,331	22,877

Shareholders’ Equity (Deficit):
Class A ordinary shares, no par value; 100,000,000 shares authorized; 31,230,914 issued and outstanding (18,607,931 as of May 31, 2024)	83,079	74,406
Preferred shares, no par value; unlimited authorized; 4,500 issued and outstanding (nil as of May 31, 2024)	6,264	-
Additional paid-in capital	(79,473)	(77,656)
Accumulated deficit	(2,873)	(14,683)
Total Shareholders’ Equity (Deficit)	6,997	(17,933)
Total Liabilities and Shareholders’ Equity (Deficit)	$10,328	$4,944

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS; UNAUDITED

	For the three months ended		For the nine months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Operating expenses
Research and development	$443	$270	$1,167	$635
General and administrative	3,111	989	8,365	1,829
Total operating expenses	3,554	1,259	9,532	2,464
Loss from operations	(3,554)	(1,259)	(9,532)	(2,464)
Other expenses (income)	11	6	(7)	(222)
Interest expense (income), net	(51)	15	(75)	195
Change in fair value of Warrants	1,429	-	(601)	-
Change in fair value of Forward Purchase Agreement	-	4,026	740	4,026
Termination of Forward Purchase Agreement	-	-	(21,400)	-
Total other expenses	1,389	4,047	(21,343)	3,999
Income (Loss) before income taxes	(4,943)	(5,306)	11,811	(6,463)
Income tax expense	-	-	-	-
Net Income (Loss)	$(4,943)	$(5,306)	$11,811	$(6,463)

Income (loss) per share:
Basic:	$(0.17)	$(0.45)	$0.49	$(0.80)
Diluted:	$(0.17)	$(0.45)	$0.45	$(0.80)

Shares used in computing Income (loss) per share:
Basic:	29,474,362	11,698,789	23,959,175	8,075,238
Diluted:	29,474,362	11,698,789	26,517,135	8,075,238

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT SHARE AMOUNTS; UNAUDITED

	Class A Ordinary Shares		Class B Ordinary Shares		Preferred Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2024	18,607,931	$74,406	—	$—	—	$—	$(77,656)	$(14,683)	$(17,933)
Stock-based Compensation	—	—	—	—	—	—	26	—	26
Net Loss	—	—	—	—	—	—	—	(2,911)	(2,911)
Incentive Shares Issued	66,316	74	—	—	—	—	—	—	74
Class A Shares Issued	2,800,000	1,799	—	—	—	—	—	—	1,799
Warrant Exercise	45,000	44	—	—	—	—	—	—	44
Pre-Funded Warrants	—	—	—	—	—	—	1,925	—	1,925
Warrant Issuance	—	—	—	—	—	—	(5,157)	—	(5,157)
Balance at August 31, 2024	21,519,247	$76,323	—	$—	—	$—	$(80,862)	$(17,594)	$(22,133)
Stock-based Compensation	—	$—	—	$—	—	$—	$13	$—	$13
Net Income	—	—	—	—	—	—	—	19,664	19,664
Warrant Exercise	55,000	59	—	—	—	—	44	—	103
Pre-Funded Warrants Exercised	3,000,000	1,925	—	—	—	—	(1,925)	—	—
Balance at November 30, 2024	24,574,247	$78,307	—	$—	—	$—	$(82,730)	$2,070	$(2,353)
Stock-based Compensation	—	$—	—	$—	—	$—	$71	$—	71
Net Loss	—	—	—	—	—	—	—	(4,943)	(4,943)
Warrant Exercise	2,490,000	2,684	—	—	—	—	3,186	—	5,870
Class A Shares Issued	4,166,667	2,088	—	—	—	—	—	—	2,088
Preferred Shares Issued	—	—	—	—	4,500	6,264	—	—	6,264
Balance at February 28, 2025	31,230,914	$83,079	—	$—	4,500	$6,264	$(79,473)	$(2,873)	$6,997

	Class A Ordinary Shares		Class B Ordinary Shares		Non-Voting Common Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2023	5,075,420	$5,083	1,062,244	$—	168,832	$—	$55	$(6,523)	$(1,385)
Stock-based Compensation	—	—	—	—	—	—	13	—	13
Net Loss	—	—	—	—	—	—	—	(417)	(417)
Balance at August 31, 2023	5,075,420	5,083	1,062,244	$—	168,832	$—	68	(6,940)	(1,789)
Stock-based Compensation	—	$—	—	$—	—	$—	$33	$—	33
Conversion of Convertible Debentures	—	—	517,352	1,496	—	—	—	—	1,496
Net Loss	—	—	—	—	—	—	—	(740)	(740)
Balance at November 30, 2023	5,075,420	$5,083	1,579,596	$1,496	168,832	$—	$101	$(7,680)	$(1,000)
Conversion of Convertible Notes Payable	—	$—	1,253,770	$6,843	—	$—	$—	$—	6,843
Issuance of Service Shares	—	—	385,297	1,558	—	—	—	—	1,558
Legacy Horizon Share Exchange	3,588,689	9,897	(3,218,663)	(9,897)	(168,832)	—	—	—	—
New Horizon Shares on Effective Date	7,251,939	55,531	—	—	—	—	(75,619)	—	(20,088)
Incentive Shares	954,013	—	—	—	—	—	—	—	—
Capital Markets Advisory Shares	740,179	1,840	—	—	—	—	—	—	1,840
Underwriter Shares Issued	385,016	—	—	—	—	—	—	—	—
Stock-based Compensation	—	—	—	—	—	—	10	—	10
Net Loss	—	—	—	—	—	—	—	(5,306)	(5,306)
Balance at February 29, 2024	17,995,436	$72,351	—	$—	—	$—	$(75,508)	$(12,986)	$(16,143)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

EXPRESSED IN CANADIAN DOLLAR 000’S; UNAUDITED

	Nine months ended
	February 28, 2025	February 29, 2024
Cash Flows from Operating Activities:
Net Income (loss)	$11,811	$(6,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98	41
Stock-based compensation	189	56
Non-cash interest	—	195
Registered Share Offering Costs	290	—
Change in fair value of Forward Purchase Agreement	740	4,026
Gain on Termination of Forward Purchase Agreement	(21,400)	—
Change in Warrant liability	(601)	—
Changes in working capital:
Prepaid expenses	1,690	(176)
Accounts receivable	268	(112)
Accounts payable	118	917
Accrued liabilities	(9)	756
Operating leases	(1)	—
Net cash used in operating activities	(6,807)	(760)

Cash Flows used in Investing Activities:
Purchase of property and equipment	(98)	(158)
Net cash used in investing activities	(98)	(158)

Cash Flows from Financing Activities:
Finance lease payments	—	18
Proceeds from issuance of Convertible debentures	—	6,700
Outflow from Business Combination	—	(1,573)
Repayment of Term loan	—	(40)
Proceeds from Registered Securities Offering	3,947	—
Registered Share Offering Costs	(510)	—
Proceeds from Issuance of Class A Ordinary Shares	2,088	—
Proceeds from Issuance of Preferred Shares	6,264	—
Forward Purchase Agreement termination	(278)	—
Proceeds from warrants exercised	2,774	—
Net cash provided by financing activities	14,285	5,105

Net Change in Cash and Cash Equivalents	7,380	4,187
Cash and Cash Equivalents - Beginning of period	1,816	228
Cash and Cash Equivalents - End of period	$9,196	$4,415

Taxes paid	$—	$—
Conversion of Convertible debentures	$—	$1,496
Interest paid	$1	$—

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

NOTE 2. Going Concern and Liquidity

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s development plans. We have devoted many resources to the design and development of our eVTOL prototype. Funding of these activities has primarily been through the net proceeds received from the issuance of Class A ordinary shares and Preferred shares as well as the issuance of related and third-party convertible debt.

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

There have been no changes to the Company’s significant accounting policies described in Note 3 “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements in the Company’s annual report on Form 10-K/A for the year ended May 31, 2024, that have had a material impact on the Condensed Consolidated Financial Statements and related notes.

Certain information and footnote disclosures normally included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in these accompanying interim Condensed Consolidated Financial Statements and footnotes. Accordingly, these interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended May 31, 2024, set forth in the Company’s Annual Report on Form 10-K/A filed with the SEC on March 17, 2025.

Recent Accounting Standards

No recently issued accounting pronouncements have had or are expected to have a material impact on the Company’s unaudited condensed interim consolidated financial statements.

NOTE 4. Balance Sheet Components

Property and Equipment, net

Property and equipment consist of the following:

	February 28, 2025	May 31, 2024
Computer Equipment	$89	$66
Leasehold Improvements	92	17
Tools and Equipment	48	48
Website Development	152	152
Vehicles	16	16
	397	299
Accumulated Depreciation	(192)	(94)
Total Property and Equipment, net	$205	$205

Depreciation expenses of $37 and $98 for the three and nine months ended February 28, 2025 (February 29, 2024 - $21 and $41), respectively, has been recorded in General and Administrative expenses in the unaudited condensed interim consolidated statements of operations.

Prepaid Expenses

Prepaid Expenses consisted of the following:

	February 28, 2025	May 31, 2024
Prepaid insurance	$541	$482
Prepaid rent	1	1
Prepaid software	6	10
Prepaid capital market services	193	1,938
Total Prepaid expenses	$741	$2,431

Accrued Expenses

Accrued Expenses consisted of the following:

	February 28, 2025	May 31, 2024
Accrued professional fees	$125	$406
Accrued employee costs	330	84
Other accrued expenses	110	84
Total Accrued expenses	$565	$574

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

There was $nil and $15 of interest recorded in the three and nine months ended February 29, 2024, respectively.

In October 2023, the Company completed a Qualified Financing and based on the terms of the Notes all Convertible Promissory Notes were converted into 517,532 common shares at of the Company.

NOTE 6. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2025, and May 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
February 28, 2025
Liabilities
Derivative Liability - Warrants	$1,899	$611	$—	$1,288
Total	$1,899	$611	$—	$1,288

Description	Amount at Fair Value	Level 1	Level 2	Level 3
May 31, 2024
Liabilities
Derivative Liability - Forward Purchase Agreement	$20,938	$—	$—	$20,938
Derivative Liability - Warrants	$576	$549	$—	$27
Total	$21,514	$549	$—	$20,965

The following table provides quantitative information regarding Level 3 fair value measurements inputs related to the Forward Purchase Agreement at their measurement dates:

	November 1, 2024	May 31, 2024
Redemption Price (USD)	$10.61	$10.61
Stock Price (USD)	$0.28	$0.80
Volatility	76%	53%
Term (years)	1.76	2.18
Risk-free rate	4.40%	4.51%

As outlined in note 7, 5,800,000 warrants were issued on August 21, 2024, of which 3,210,000 remain outstanding as of February 28, 2025. The following table provides quantitative information regarding Level 3 fair value measurements inputs related to these Warrant liabilities at their measurement dates:

	February 28, 2025	August 21, 2024
Redemption Price (USD)	$0.75	$0.75
Stock Price (USD)	$0.51	$0.96
Volatility	76%	76%
Term (years)	4.5	5.0
Risk-free rate	4.23%	3.61%

The change in the fair value of the assets and liabilities measured with Level 3 inputs, for the nine months ended February 28, 2025, is summarized as follows:

February 28, 2025
Fair value Derivative Liability - May 31, 2024	$20,965
Change in fair value of Forward Purchase Agreement	740
Termination of Forward Purchase Agreement	(21,678)
Additional Warrant Liabilities incurred	5,157
Change in fair value of Warrant Liabilities	(3,896)
Fair value Derivative Liability – February 28, 2025	$1,288

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

NOTE 7. Common Stock

The Company’s Class A ordinary shares and warrants trade on the NASDAQ stock exchange under the symbol “HOVR” and “HOVRW”, respectively. Pursuant to the terms of the Company’s Articles and Notice of Articles, the Company is authorized to issue the following shares and classes of capital stock, each with no par value: (i) an unlimited number of Class A ordinary shares; (ii) an unlimited number of Class B ordinary shares; and (iii) an unlimited number of preferred shares. The holder of each ordinary share is entitled to one vote.

On August 21, 2024, the Company completed a registered securities offering (“RSO”) by issuing 2,800,000 Class A ordinary shares, 3,000,000 Pre-Funded Warrants (“PFW’s”), and 5,800,000 warrants. The proceeds received by the Company are summarized below:

Gross Proceeds - Class A Shares	$1,906
Gross Proceeds - PFW’s	2,041
Gross Proceeds - Warrant Exercises	103
Direct costs	(510)
Net Proceeds	$3,540

PFW’s may be exercised by warrant holders at any time at a nominal exercise price as they were funded in connection with the RSO. Upon exercise, each PFW may be exchanged for one Class A ordinary share. All 3 million PFW’s were exercised in the nine months ended February 28, 2025.

Warrant holders exercised 2,590,000 warrants in exchange for 2,590,000 Class A ordinary shares for proceeds of $2,774 during the nine months ended February 28, 2025.

As of February 28, 2025, there were warrants outstanding of 12,065,375 at an exercise price of $11.50 USD and 3,210,000 at an exercise price of $0.75 USD to purchase an equivalent number of Class A ordinary shares.

A summary of warrant activity for the Company is as follows:

	Number of Warrants	Weighted Average Exercise Price(USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (USD)
Outstanding warrants May 31, 2024	12,065,375	$11.50	4.0	$-
Issued August 21, 2024	8,800,000	$0.49	4.5	-
Exercised	(5,590,000)	$0.35	4.9	-
Expired	-	$-	-	$-
Outstanding warrants February 28, 2025	15,275,375	$9.24	4.1	$-

Terms and related estimates connected with the RSO have been outlined in note 6. The Company has retroactively adjusted the number of shares issued and outstanding prior to January 12, 2024, to give effect to the Exchange Ratio.

On December 18, 2024, the Company entered into subscription agreements with a third-party investor pursuant to which the Company issued an aggregate of 4,166,667 Class A ordinary shares of the Company at a price of USD $0.36 per share, and an aggregate of 4,500 Series A preferred shares of the Company at a price of USD $1,000 per share. The financing closed on December 19, 2024.

The Series A Preferred Shares are convertible, at the option of the holder and without additional consideration, into Class A ordinary Shares on a one for 2222.222222 basis. The proceeds received by the Company are summarized below:

Gross Proceeds - Class A Shares	$2,100
Gross Proceeds - Preferred Shares	6,300
Direct costs	(50)
Net Proceeds	$8,350

On February 14, 2025, we entered into a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with an institutional services company (the “Sales Agent”) relating to our Class A ordinary shares. In accordance with the terms of the Sales Agreement, we may offer and sell Class A ordinary shares having an aggregate offering price of up to $6,250,000 USD from time-to-time through the Sales Agent, acting as our agent or principal. As of February 28, 2025, we have raised gross proceeds of $ nil and issued no Class A ordinary shares through this program.

NOTE 8. Stock-based Compensation

In August 2022, the Company established a Stock Option Plan, superseded by the 2023 Equity Incentive Plan (the “Incentive Plan”), under which the Company’s Board of Directors may, from time-to-time, in its discretion, grant stock options to directors, officers, consultants and employees of the Company.

Stock options outstanding vest in equal tranches over a period of three years. During the three and nine months ended February 28, 2025, the Company granted 1,340,000 and 1,520,000 stock options (February 29, 2024 – nil and nil), respectively. The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	October 4, 2024		February 3, 2025
Stock price	$USD	0.27	$USD	0.61
Number of Options issued		180,000		1,340,000
Risk-free interest rate		3.8%		4.5%
Term (years)		5		5
Volatility		76%		76%
Forfeiture rate		0%		0%
Dividend yield		0%		0%

A summary of stock option activity for the Company is as follows:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding stock options May 31, 2024	685,230	$0.60	6.5	$139
Exercised	-	-	-	-
Expired	-	-	-	-
Issued October 4, 2024	180,000	$0.27	9.6	$61
Issued February 3, 2025	1,340,000	$0.61	9.9	$-
Outstanding stock options February 28, 2025	2,205,230	$0.58	8.8	$68
Exercisable as of February 28, 2025	391,396	$0.59	5.3	$8

During the three and nine months ended February 28, 2025, the Company recorded stock-based compensation expenses of $71 and $189 (February 29, 2024 - $10 and $56), respectively, relating to stock options and shares issued for services of $74 in the quarter ended August 31, 2024.

On February 3, 2025, the Company issued 335,000 Performance Share Units (“PSU’s”) that vest upon achievement of 100% Total Shareholder Return. The Company has determined that this vesting condition is not yet probable and accordingly has not recognized any compensation cost related to these PSU’s.

NOTE 9. Net Income (Loss) per Share Attributable to Common Stockholders

The Company computes net income (loss) per share using the two-class method. Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, Convertible debentures, PSU’s, and Warrants. Certain Stock options, Convertible debentures, PSU’s, and Warrants were excluded from the computation of diluted net income (loss) per share as including them would have been anti-dilutive.

The following outlines the Company’s basic and diluted income (loss) per share for the three and nine months ended February 28, 2025, and February 29, 2024:

	Quarter-Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Income (loss) per share:
Basic:	$(0.17)	$(0.45)	$0.49	$(0.80)
Diluted:	$(0.17)	$(0.45)	$0.45	$(0.80)

Shares used in computing Income (loss) per share:
Basic:	29,474,362	11,698,789	23,959,175	8,075,238
Diluted:	29,474,362	11,698,789	26,517,135	8,075,238

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

In the nine months ended February 28, 2025, the Company received approval for an additional project with funding up to a maximum of $75, of which $30 was received during the nine months ended February 28, 2025 and $30 remains in accounts receivable.

Air Force Grant

In January 2022, the Company entered into a Market Research Investment Agreement (the “Agreement”) with Collaboration.Ai, a company engaged with the United States Operations Command and the U.S. Air Force to administer selection and awards for the AFWERX Challenge program to foster innovation within the services. In connection with the Agreement, the Company will provide research, development, design, manufacturing, services, support, testing, integration, and equipment in aid of delivery of market research in accordance with one or more statements of work or market research plans. During the year ended May 31, 2023, a fixed fee fund of $366 was approved. As of February 28, 2025, the Company had received $235 of this amount, which was received in prior quarters.

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

NOTE 11. Related Party Transactions

During the three and nine months ended February 28, 2025, the Company paid $8 for facility design services to the spouse of an executive officer.

NOTE 12. Subsequent Events

The Company has evaluated subsequent events from March 1, 2025, through to the date of this filing Form 10-Q and determined that there have been no reportable subsequent events.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Key Factors Affecting Operating Results

See the section entitled “Risk Factors” in the Company’s Form 10-K/A filed with the SEC on March 17, 2025, for a further discussion of these considerations.

Development of the Regional Air Mobility Market

The Company’s revenue will be directly tied to the continued development of long-distance aerial transportation and related technologies. While the Company believes the market for Regional Air Mobility (“RAM”) will be large, it remains undeveloped and there is no guarantee of future demand. Horizon anticipates commercialization of its aircraft beginning in 2028, and its business will require significant investment leading up to launching services, including, but not limited to, final engineering designs, prototyping and flight testing, manufacturing, software development, certification, pilot training and commercialization.

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

Going Concern and Liquidity

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s development plans. We have devoted many resources to the design and development of our eVTOL prototype. Funding of these activities has primarily been through the net proceeds received from the issuance of Class A ordinary shares and Preferred shares as well as the issuance of related and third-party convertible debt.

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

We expect our selling, general and administrative expenses to increase as we hire additional personnel and consultants to support our operations and comply with applicable regulations, including the Sarbanes-Oxley Act and other SEC rules and regulations.

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

Comparison of the Three Months Ended February 28, 2025 to the Three Months Ended February 29, 2024

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Horizon’s statements of operations data for the quarters ended February 28, 2025 and February 29, 2024 (000’s).

	Quarter-Ended
Operating expenses	February 28, 2025	February 29, 2024	Variance ($)
Research and development	$443	$270	$(173)
General and administrative	3,111	989	(2,122)
Total operating expenses	3,554	1,259	(2,295)
Loss from operations	(3,554)	(1,259)	2,295
Other expenses (income)	11	6	(5)
Interest expense (income), net	(51)	15	66
Change in fair value of Warrants	1,429	—	(1,429)
Change in fair value and Termination of Forward Purchase Agreement	—	4,026	4,026
Net Income (Loss)	$(4,943)	$(5,306)	$363

Operating Expenses

Operating expenses increased by $2,295, from $1,259 for the quarter ended February 29, 2024, to $3,554 for the quarter ended February 28, 2025. The increase was primarily driven by professional fees, additional staff hired to support development activities, and other administrative costs connected with the Company’s growth activities.

Research and Development Expenses

Research and development expenses increased by $173, from $270 during the quarter ended February 29, 2024, to $443 during the quarter ended February 28, 2025. The increase was primarily attributable to additional labour related to flight testing, engineering work, flight software, prototype manufacturing, and data analysis. Research and development costs can be itemized into the following categories for the respective periods:

	Quarter-Ended
	February 28, 2025	February 29, 2024
Compensation Costs	$407	$243
Engineering costs	35	27
Depreciation	1	-
Total Research and Development costs	$443	$270

General and Administrative

General and Administrative costs increased by $2,122, from $989 during the quarter ended February 29, 2024, to $3,111 during the quarter ended February 28, 2025. The increase was related to legal, accounting, travel, investor relations, marketing, and branding expenses related to the Company’s growth efforts.

Comparison of the Nine Months Ended February 28, 2025 to the Nine Months Ended February 29, 2024

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Horizon’s statements of operations data for the nine months ended February 28, 2025 and February 29, 2024 (000’s).

	Nine months Ended
Operating expenses	February 28, 2025	February 29, 2024	Variance ($)
Research and development	$1,167	$635	$(532)
General and administrative	8,365	1,829	(6,536)
Total operating expenses	9,532	2,464	(7,068)
Loss from operations	(9,532)	(2,464)	7,068
Other expenses (income)	(7)	(222)	(215)
Interest expense (income), net	(75)	195	270
Change in fair value of Warrants	601	—	601
Change in fair value and Termination of Forward Purchase Agreement	(20,660)	4,026	24,686
Total other income	(21,343)	3,999	25,342
Net Income (Loss)	$11,811	$(6,463)	$18,274

Operating Expenses

Operating expenses increased by $7,068, from $2,464 for the nine months ended February 29, 2024, to $9,532 for the nine months ended February 28, 2025. The increase was primarily driven by professional fees, additional staff hired to support development activities, and other administrative costs connected with the Company’s growth activities.

Research and Development Expenses

Research and development expenses increased by $532, from $635 during the nine months ended February 29, 2024, to $1,167 during the nine months ended February 28, 2025. The increase was primarily attributable to additional labour related to flight testing, engineering work, flight software, prototype manufacturing, and data analysis. Research and development costs can be itemized into the following categories for the period:

	Nine months Ended
	February 28, 2025	February 29, 2024
Compensation Costs	$1,070	$553
Engineering costs	95	82
Depreciation	2	-
Total Research and Development costs	$1,167	$635

General and Administrative

General and Administrative costs increased by $6,536, from $1,829 during the nine months ended February 29, 2024, to $8,365 during the nine months ended February 28, 2025. The increase was related to legal, accounting, travel, investor relations, marketing, and branding expenses related to the Company’s growth efforts.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated (000’s):

	Nine months Ended
Net cash provided by (used in)	February 28, 2025	February 29, 2024	Variance ($)
Operating activities	$(6,807)	$(760)	$(6,047)
Investing activities	(98)	(158)	60
Financing activities	14,285	5,105	9,180
Net increase (decrease) in cash	$7,380	$4,187	$3,193

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

For the nine months ended February 28, 2025, the $6,047 increase in cash used from operations as compared to the nine months ended February 29, 2024, was primarily attributed to increased operating costs, partially offset by changes in working capital.

Net Cash used in Investing Activities

The Company’s cash flows used in investing activities to date have been primarily comprised of property and equipment.

For the nine months ended February 28, 2025, there was $98 of leasehold improvements and computer equipment as compared to $158 during the nine months ended February 29, 2024, primarily composed of website development costs.

Net Cash used in Financing Activities

The Company’s cash flows provided by financing activities to date have primarily been composed of funding raised with convertible instruments and registered securities offerings.

For the nine months ended February 28, 2025, the $9,180 increase in cash provided by financing activities was primarily attributed to proceeds from the issuance of Class A ordinary shares, the issuance of Preferred shares, and warrant exercises.

On August 21, 2024, the Company completed a registered securities offering (“RSO”) by issuing 2,800,000 Class A ordinary shares, 3,000,000 PFW’s, and 5,800,000 warrants. Proceeds received by the Company is summarized below:

Gross Proceeds - Class A Shares	$1,906
Gross Proceeds - PFW’s	$2,041
Gross Proceeds - Warrant Exercises	$103
Direct costs	$(510)
Net Proceeds	$3,540

PFW’s may be exercised by warrant holders at any time at a nominal exercise price as they were funded in connection with the RSO. Upon exercise, each PFW may be exchanged for one Class A ordinary share. All 3 million PFW’s were exercised during the nine months ending February 28, 2025.

Warrant holders exercised 2,590,000 warrants in exchange for 2,590,000 Class A ordinary shares for proceeds of $2,684 in the nine months ended February 28, 2025.

As of February 28, 2025, there were warrants outstanding of 12,065,375 at an exercise price of $11.50 USD and 3,210,000 at an exercise price of $0.75 USD to purchase an equivalent number of Class A ordinary shares.

On December 18, 2024, the Company entered into subscription agreements with a third-party investor pursuant to which the Company issued an aggregate of 4,166,667 Class A ordinary shares of the Company, at a price of USD $0.36 per share, and an aggregate of 4,500 Series A preferred shares (the “Series A Preferred Shares”) of the Company at a price of $1,000 per share. The financing closed on December 19, 2024.

The Series A Preferred Shares are convertible, at the option of the holder and without additional consideration, into Common Shares on a one for 2222.222222 basis. The proceeds received by the Company are summarized below:

Gross Proceeds - Class A Shares	$2,100
Gross Proceeds - Preferred Shares	6,300
Direct costs	(50)
Net Proceeds	$8,350

On February 14, 2025, we entered into a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with an institutional services company (the “Sales Agent”) relating to our Class A ordinary shares. In accordance with the terms of the Sales Agreement, we may offer and sell Class A ordinary shares having an aggregate offering price of up to $6,250,000 USD from time-to-time through the Sales Agent, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time our equity capital needs. As of February 28, 2025, we have raised gross proceeds of $ nil and issued no Class A ordinary shares through this program.

Sources of Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, contractual obligations, and other commitments. The Company assesses liquidity in terms of its cash flows from financing activities and their sufficiency to fund its operating and development activities. Beyond February 28, 2025, the Company’s principal source of liquidity is expected to be cash and cash equivalents of $9,196 on-hand, future government grants and subsidies, and future expected sales of securities.

To date, the Company has funded its operations primarily with the issuances of Class A ordinary shares, Series A Preferred Shares, and issuances of convertible debt instruments. Additional funding has been provided through government-backed grants.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of February 28, 2025, and May 31, 2024.

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

Remediation of Material Weakness

While significant progress has been made to improve our internal control over financial reporting, not all aspects of have been sufficiently remediated. The material weakness, as of February 28, 2025, relates to the inadequate separation of financial responsibilities. Our management, with the oversight of the Audit Committee of our Board of Directors, continues to design and implement measures to remediate the material weakness. Remediation of the material weakness will require further validation and testing of the operating effectiveness of the applicable remedial controls over a sustained period of financial reporting cycles.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A filed with the SEC on March 17, 2025 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our securities.

On August 28, 2024, the Company was notified by Nasdaq that the Company had failed to maintain a net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years required for continued listing under Nasdaq Listing Rule 5550(b)(3) (the “Net Income Standard”). The Nasdaq Qualifications Listing Staff (the “Staff”) notified the Company that it also did not meet the alternative continued listing standards under Nasdaq Listing Rule 5550(b)(2) (the “Market Value of Listed Securities Standard,” which requires the market value of the Company’s listed securities be at least $35 million) or Nasdaq Listing Rule 5550(b)(1) (the “Equity Standard,” which requires the Company to maintain stockholders’ equity of at least $2.5 million) (the Net Income Standard, the Market Value of Listed Securities Standard, and the Equity Standard, collectively the “Continued Listing Standards”). The Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff’s determination, which took place on December 12, 2024.

On January 24, 2025, the Company received a letter from the Nasdaq Office of General Counsel confirming the decision of the Panel that the Company had regained compliance with the Continued Listing Standards by demonstrating compliance with the Equity Standard and that the matter is closed. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a panel monitor for a period of one year from the date of the letter.

The Company reported on July 23, 2024 that it received a written notification from the Staff, dated July 19, 2024, indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), as the Company’s closing bid price for its Common Shares was below $1.00 per share for thirty (30) consecutive business days prior to such letter, and that pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days, or until January 15, 2025, to regain compliance with the Bid Price Rule

On January 22, 2025, the Company received a written notification from Nasdaq indicating that the Staff determined that the Company had received an additional 180 calendar days, or until July 14, 2025 (the “Second Compliance Period”), to regain compliance with the Bid Price Rule. If at any time during the Second Compliance Period, the closing bid price of the Common Shares is at least $1.00 per share for a minimum of ten (10) consecutive business days, Nasdaq will provide the Company with written confirmation of compliance with the Bid Price Rule and the matter will be closed. If compliance cannot be demonstrated by the end of the Second Compliance Period, the Staff will provide written notification that our Common Shares may be subject to delisting from the Nasdaq Capital Market.

The notice from Nasdaq has no immediate effect on the listing of the Common Shares on Nasdaq, and the Common Shares will continue to be listed on the Nasdaq Capital Market under the symbol “HOVR”. While there can be no assurance that the Company will regain compliance with the Bid Price Rule, the Company expects to cure this deficiency within the Second Compliance Period.

On January 27, 2025, the Company issued a press release announcing that the Company had regained compliance with the Continued Listing Standards and that the Company was eligible for the Second Compliance Period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the quarter ended February 28, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) Not Applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the quarter ended February 28, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1†	Business Combination Agreement, dated August 15, 2023, by and among Pono Capital Three, Inc., Pono Three Merger Acquisitions Corp., and Robinson Aircraft, Ltd. d/b/a Horizon Aircraft (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on August 15, 2023).
3.1	New Horizon Articles (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on December 20, 2024).
4.1	Warrant Agreement, dated February 9, 2023, by and between Pono Capital Three, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed by Pono Capital Three, Inc. on November 10, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed by Pono Capital Three, Inc. on November 10, 2022).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on June 24, 2024).
10.1	Form of Subscription Agreement, dated December 18, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on December 20, 2024).
10.2	Amendment to Subscription Agreement, dated January 10, 2025, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on January 13, 2025).
10.3	Sales Agreement, by and between the Company and JonesTrading Institutional Services LLC. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3, filed by New Horizon Aircraft Ltd. on February 14, 2025).
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed with this Report.
**	Furnished with this Report.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Horizon Aircraft Ltd.

Date: April 14, 2025		/s/ Brandon Robinson
	Name:	Brandon Robinson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2025		/s/ Brian Merker
	Name:	Brian Merker
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)