Form 10-K
period 2025-05-31
New Horizon Aircraft Ltd.
filed 2025-08-22
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on November 30 2024, based on the closing price of $0.67 for shares of the Registrant’s Class A ordinary shares as reported by The Nasdaq Global Market, was approximately USD $14,218,259. Class A ordinary shares beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 21, 2025, there were 39,210,651 of the registrant’s Class A ordinary shares, issued and outstanding.

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

ii

PART I

CERTAIN TERMS AND CONVENTIONS

All references to “we,” “us,” “our,”, “Horizon”, the “Company” or similar terms used in this annual report refer to New Horizon Aircraft Ltd., a British Columbia company, including its consolidated subsidiaries, unless the context otherwise indicates.

All references in this document to “Dollars” are expressed in Canadian Dollars (“CAD”, “$CAD”) and in ’000s (except per share data), unless otherwise indicated.

“2023 Equity Incentive Plan” means the New Horizon Aircraft Ltd. 2023 Equity Incentive Plan, as amended.

“Amalgamation” refers to the amalgamation of Merger Sub and Horizon in connection with the Business Combination, the resulting company, “Amalco,” with Amalco being the wholly owned subsidiary of Pono.

“Articles” refers to the governing documents of New Horizon Aircraft Ltd., adopted on January 11, 2024 in connection with the SPAC Continuance, as amended.

“BCBCA” refers to the Business Corporations Act (British Columbia), as now in effect and as it may be amended from time to time.

“Board” refers to the board of directors of New Horizon Aircraft Ltd.

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

“Code” means the United States Internal Revenue Code, as amended.

“Exchange Act” means the United States Securities Exchange Act of 1934, as amended.

“General Warrants” means the warrants included within August 2024 registered share offering. Each General Warrant entitles the holder thereof to purchase one Class A ordinary share for $0.75 per share.

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

“Legacy Horizon” refer to Robinson Aircraft, Ltd. d/b/a Horizon Aircraft, a British Columbia company, prior to the Business Combination.

“Merger Sub” means Pono Three Merger Acquisitions Corp., a British Columbia company and a wholly-owned subsidiary of Pono.

“Placement Units” means 563,375 units issued to the Sponsor in the Private Placement. Each Placement Unit consisted of one Placement Share and one Placement Warrant.

“Placement Warrants” means the warrants included within the Placement Units. Each Placement Warrant entitles the holder thereof to purchase one Pono Class A ordinary share for $11.50 per share.

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

“Pono IPO,” “IPO” or “Initial Public Offering” means Pono’s initial public offering that was consummated on February 14, 2023.

“Pre-funded Warrants” refers to warrants to purchase the Class A ordinary shares at an exercise price of $0.0001 per share.

“Public Warrants” refers to warrants to purchase the Class A ordinary shares at an exercise price of $11.50 per share.

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the United States Securities Act of 1933, as amended.

“SPAC Continuance” refers to the domestication of Pono as a British Columbia company in connection with the Business Combination.

“Sponsor” means Mehana Capital LLC.

“USD $,” “USD” or “U.S. Dollars” refers to the legal currency of the United States.

“Warrant Agreement” means the Warrant Agreement, dated February 9, 2023, by and between Pono and Continental Stock Transfer & Trust Company.

“Warrants” means any of the Public Warrants, General Warrants, Pre-funded Warrants, and the Placement Warrants.

Item 1. Business.

Overview

We are an advanced aerospace Original Equipment Manufacturer (“OEM”) that is designing a next generation hybrid-electric Vertical Takeoff and Landing (“eVTOL”) aircraft for the Regional Air Mobility (“RAM”) market. Our aircraft aims to offer a more efficient way to move people and goods at a regional scale (i.e., from 50 to 500 miles), help to connect remote communities, and will advance our ability to deal with an increasing number of climate-related natural disasters such as wildfires, floods, or droughts.

The product we are designing and delivering is a hybrid electric 7-seat aircraft, coined the Cavorite X7, that can take off and land vertically like a helicopter. However, unlike a traditional helicopter, for the majority of its flight it will fly in a configuration much like a traditional aircraft. This would allow the Cavorite X7 to fly faster, farther, and operate more efficiently than a traditional helicopter. Expected to travel at speeds surpassing 250 miles per hour at a range over 500 miles, we believe this aircraft will be a disruptive force to RAM travel.

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

The Cavorite X7 architecture is based on our patented fan-in-wing (“Horizon Omni-modal Vertical (HOVR) Wing” or “HOVR Wing”) technology, which has been developed and tested over the last several years. While most of our competitors in the AAM industry rely on open rotor designs, our HOVR Wing uses a series of ducted electric fans located inside the wings to produce vertical lift. After vertical takeoff, the aircraft accelerates forward. At a safe speed, the wings close to conceal the fans inside the wings and the aircraft returns to a highly efficient configuration. The ability to take off and land like a helicopter and fly forward like an airplane is the key differentiator to its performance.

A picture of Horizon’s 50%-scale prototype that has successfully completed flight testing

The aircraft is powered by a hybrid-electric main engine. For vertical flight, electrical power for the powerful ducted fans in the wings and canards comes from two sources: an on-board generator driven by an internal combustion engine and an array of batteries. Augmenting the battery power with generator power allows us to reduce battery size, recharge the aircraft after vertical takeoff or landing, and increase safety. This aircraft is able to operate in austere locations without power, unlike other pure electric AAM aircraft designs that will be forced to fly from charging station to charging station.

We believe that the technology and configuration advantages of our Cavorite X7 aircraft will represent a significant market advantage. It is anticipated that our aircraft will be significantly less expensive to own and operate than legacy helicopters with similar payload characteristics and will travel almost twice as fast. The specifications for the aircraft call for it to be able to carry seven people with a useful load of 1,500 lbs., almost twice the carriage capacity of many of our AAM peers. We believe the combination of carrying more people or goods, traveling faster, and operating more efficiently will provide a strong economic model for broad adoption.

Our business operating model is predicated on building and selling Cavorite X7 aircraft for both civilian and military use. We also believe that the extensive intellectual property developed to enable the successful operation of our aircraft could be licensed to third parties to generate significant profit.

We have designed, built, and completed flight testing of a 50%-scale prototype of our Cavorite X7 aircraft. This sub-scale prototype has been through hover testing and successfully transitioned to forward flight. We have also partnered with Cert Centre Canada (3C) for development of a certification basis that will be used to form the foundation for Type Certification with TCCA. Receiving a Type Certificate in accordance with stated regulatory standards will certify compliance to applicable airworthiness standards for the Cavorite X7, a prerequisite for using the aircraft in commercial operations. We believe our aircraft will be one of the first eVTOL aircraft to be certified for flight into known icing conditions (“FIKI”), dramatically increasing operational utility. We are targeting Type Certification prior to 2030.

Patents and other Intellectual Property

In order to protect the novel technologies that underpin the Cavorite X7 design, we have accumulated 31 issued and allowed patents thus far, the earliest expiry of which will be 2035. The most significant of these patents are US non-provisional utility patents that protect the core fan-in-wing invention and various other novel details required to enable its practical use. Amongst these issued patents are several design patents that seek to protect the shape of the Cavorite X7 with its distinct forward swept main wings, unique empennage, and forward canards. Other intellectual property exists in the areas of hybrid-electric propulsion; ducted fan propulsion unit blade and stator design, cooling, and electrical control; control systems including novel yaw control software and hardware; and digital twin simulation.

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

Furthermore, in its 2021 Regional Air Mobility report, NASA has highlighted that while the United States has over 5,000 airports, only 30 of them support 70% of all travelers.1 This report highlights that the average American lives within 16 minutes of an airport yet must travel hours to larger hubs for even shorter regional travel. 73% of Americans prefer road travel over flying, even if that means spending hours in gridlocked traffic. Accordingly, we believe there is a significant opportunity to improve regional travel through the use of intelligently designed eVTOL aircraft.

[1]	NASA, REGIONAL AIR MOBILITY (2021), https://sacd.larc.nasa.gov/wp-content/uploads/sites/167/2021/04/2021-04-20-RAM.pdf.

Regional Air Mobility

Regional Air Mobility (“RAM”) is a term that represents a faster, more efficient way of moving people and goods between 50 and 500 miles. With the development of more economical, versatile, and safe aircraft like Horizon Aircraft’s Cavorite X7 that can flexibly travel between regional locations, it is little wonder that the market demand is high for these types of machines.

NASA highlights that RAM has the potential to fundamentally change how we travel and receive our goods by “bringing the convenience, speed, and safety of air travel to all Americans, regardless of their proximity to a travel hub or urban center” and “through targeted investments, RAM will increase the safety, accessibility, and affordability of regional travel while building on the extensive and underutilized federal, state, and local investment in our nation’s local airports.”

New types of aircraft capable of operating with very limited ground infrastructure can deliver critical supplies to remote communities, transport critically injured people to the hospital faster and more efficiently, help with disaster relief operations, and can help service people around the world in special military missions.

Another report from Morgan Stanley projects that eVTOL technology is expected to revolutionize logistics due to advantages in speed, efficiency and accessibility over current trucks, airplane and train freight transportation. In addition, the Morgan Stanley Report cites the potential for eVTOL technology to provide a viable and affordable transportation solution in geographic locations without a current viable solution (such as rural or island communities) and to expand the possibilities for 24-hour delivery or overnight parcel delivery in regions where existing transport modes are slow.

The large RAM market opportunity is precipitated by a transportation system that is insufficient to handle increasing demand without time delays, high infrastructure and maintenance costs and adverse environmental impact. Since 1990, global passenger flows have increased by more than 125% across all major modes of travel while global trade volume has increased by approximately 200%. To counter the rapidly increasing demand for mobility and logistics, governments worldwide are investing a total of approximately USD $1 trillion per annum into transport infrastructure, which is three times more as compared to twenty years ago. Despite these investments, our regional transport systems have not fundamentally improved.

In response, governments are increasing their support for the development of both urban and regional eVTOL networks, and sustainable aviation more generally, through regulatory incentives and investment. For example, the Canadian government recently introduced the Initiative for Sustainable Aviation Technology (INSAT) where $350M will be invested into innovative companies focused on sustainable aviation solutions. We believe that Horizon Aircraft could be an ideal match for the recent government funding opportunities and has benefited from awards via government grants already exceeding $CAD 2 million.

The History of Horizon Aircraft

Horizon was founded in 2013 to develop an innovative prototype amphibious aircraft. However, as we investigated the latest advancements in the areas of electric motor and battery technologies, we realized that a new high-utility type of aircraft concept was feasible. The experienced aircraft development team shifted to developing the unique Cavorite X-series concept, specifically a 7-person hybrid eVTOL aircraft. In June of 2021, Horizon was acquired by Astro Aerospace Ltd. (“Astro”), an OTCQB-listed company, in an all-stock deal. In August of 2022, Astro and Horizon agreed to unwind the deal and Horizon was sold back to its original shareholders.

After re-privatizing from Astro, Horizon successfully raised funding to support the continued development and testing of its sub-scale prototypes as well as to continue progress on the detailed design of a full-scale technical demonstrator aircraft.

Sub-Scale Prototypes

We have built many sub-scale prototype aircraft. Commencing with a smaller 1/7th-scale aircraft, we have now completed flight testing on a half-scale prototype. This large prototype has a 22-foot wingspan and weighs approximately 600 lbs. This aircraft has been through successful testing in hover, wind tunnel, and forward transition flight. All testing yielded positive results, and the aircraft has performed significantly above initial expectations in respect to both power and stability.

Full-Scale Cavorite X7 Aircraft Concept

Based on positive initial testing results, the team has transitioned to building a full-scale technical demonstrator aircraft. This demonstrator aircraft will be designed to hold seven (7) people: six (6) passengers and one (1) pilot. Updated performance estimates from early sub-scale testing indicate that the full-scale hybrid-electric Cavorite X7 will be able to travel at speeds that may surpass 250 mph and carry 1,500 lbs. of useful load over 500 miles with the appropriate fuel reserves.

Business Combination

On February 14, 2023, Pono consummated its Initial Public Offering. On January 12, 2024 (the “Closing Date”), we consummated the Business Combination which resulted in the combination of Pono with Legacy Horizon, pursuant to the previously announced Business Combination Agreement, following the approval at the extraordinary general meeting of the shareholders of Pono held on January 4, 2024. On January 10, 2024, pursuant to the Business Combination Agreement, the Company initiated the SPAC Continuance when Pono was continued and de-registered from the Cayman Islands when the Cayman Islands Registrar of Companies issued a Certificate of De-Registration. On January 11, 2024, the Company completed the SPAC Continuance and re-domesticated as a British Columbia company and in connection therewith, effected the Articles, under the laws of British Columbia. Pursuant to the Business Combination Agreement, on January 12, 2024, Merger Sub and Legacy Horizon were amalgamated under the laws of British Columbia, and Pono changed its name to New Horizon Aircraft Ltd.

Our Competitive Strengths

We believe that our business benefits from several competitive strengths, including the following:

Proprietary Ducted Fan-in-Wing Technology — the “HOVR Wing” System

The majority of our competitors use “open propeller” eVTOL vertical lift architectures. We employ our own proprietary HOVR Wing technology that provides a number of important advantages:

●	More Efficient: Ducted fans are significantly more efficient than open propellers of similar diameter, using much less power for the same levels of thrust. Our unique HOVR Wing system also generates significant induced lift over the wing, further reducing the amount of momentum lift required by the electric ducted fans and improving efficiency.

●	Lower Noise: The presence of ducts around the fans stops the noise from radiating freely into the environment. Furthermore, we will employ acoustic liners within the fan duct that lower the noise further. We expect this to enable the Cavorite X7 aircraft to land at a large number of locations close to high population densities.

●	Fly Enroute Like a Normal Aircraft: The HOVR Wing has the ability to return to a configuration similar to a traditional airplane for efficient enroute flight. This aerodynamically efficient enroute configuration is the key to its impressive performance metrics.

●	CTOL, STOL, VTOL: The HOVR Wing concept also naturally supports Conventional Takeoff and Landing (“CTOL”), able to take off and land from a conventional runway like a traditional aircraft, should that be required. It can also conduct Short Takeoff and Landing (“STOL”) operations, something that is anticipated to be very useful for regional flight operators. In CTOL and STOL operations the aircraft will also be able to carry more payload. Finally VTOL operations will open up remote landing opportunities, special missions, and dramatically expand its unique utility.

●	Flight into Known Icing: We believe the Cavorite X7 will be one of the first VTOL aircraft that could be successfully certified for flight into known icing conditions. Being able to operate in poor weather should expand the operational capability of the aircraft and further reinforce strong commercial business cases.

Agile Team with Significant Aerospace and Operational Experience

We were founded by a team with deep experience in the aerospace industry. Our team boasts individuals who have led the design, construction and testing of new aircraft types and have deep industry experience. The leadership team within Horizon also includes personnel with significant experience in human resources and information technology which we believe will facilitate cohesion, effectiveness and security as the company continues to grow.

Operational Experience

Many of our principal engineers and technicians have significant operational experience. Many are active pilots. For example, our CEO was an active CF-18 fighter pilot for nearly 20 years and holds a commercial Airline Transport Pilot’s License. This experience allows the team to visualize operating this innovative aircraft in the real world. Design considerations for easy field repair, safety, performance, and a focus on lowering operational costs has been foundational to the Cavorite X7 design and development. We believe this deep operational experience and design consideration has led to a machine concept that will support for-profit operators, thereby increasing demand for the aircraft.

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

Develop Unique Technologies That Can be Broadly Licensed to Generate Revenue

We expect that the technology we are developing for the Cavorite X7 aircraft may be broadly useful across the industry. For example, the unique HOVR Wing concept could support other designs across the industry or within military applications. These technologies offer potential to significantly enhance revenue.

Our Cavorite X7 Hybrid eVTOL Aircraft Concept

Our full-scale Cavorite X7 Hybrid eVTOL aircraft is currently being built. The combination of unique architecture, hybrid power, and proprietary ducted fan-in-wing technology enables it to take off and land vertically while also flying at speeds much greater than a typical helicopter. We anticipate that the final production aircraft will be able to carry six (6) passengers and one (1) pilot at ranges over 500 miles and at speeds that may surpass 250 miles per hour.

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

This design is both efficient and safe. During hover, multiple fans can fail with the aircraft maintaining hover. For example, during flight testing the 50%-scale prototype aircraft hovered with 20% of its fans disabled. In addition, as outlined below, there are two sources of electricity for the fans: an onboard generator and a battery array. Even at moderate forward speed the generator can support the full electrical power requirements in the unlikely event of dramatic full battery array failure. For increased durability, each fan unit is electrically, mechanically, and thermally isolated from the others, mitigating the chance of a cascading failure.

This aircraft concept also naturally allows for Conventional Takeoff and Landing (CTOL) as well as Short Takeoff and Landing (STOL). If one end of the mission calls for loading of important cargo at an airport logistics hub or delivery to an airport, the Cavorite X7 can easily operate like a traditional aircraft. Notably, in CTOL and STOL operational modes, the aircraft’s payload would also increase.

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

For remote operations, the aircraft effectively becomes a power generation station. After landing the aircraft can recharge itself in minutes and will be able to produce usable power should that be required, for example during a disaster relief mission where the power grid is offline. The Cavorite X7 could land in a parking lot and provide charging or power for communications that has been disrupted.

The hybrid power system will emit less greenhouse gas emissions than a traditional turbine engine when compared to a traditional helicopter. The aircraft draws significant electrical energy from the battery array during vertical takeoff and landing, reducing emissions during this phase. In addition, enroute the aircraft is in an aerodynamically efficient configuration as compared to a helicopter, dramatically lowering the power required to travel. The combination of these two factors is a compelling sustainability improvement over current VTOL aircraft.

Safety by Design

The safety, performance, and reliability of our aircraft will be key factors in achieving customer acceptance of our aircraft for commercial use. First and foremost, our aircraft design is focused on safety. There are several important considerations in the design concept that augment safety:

●	The hybrid electric system will be designed to provide two sources of electrical power for the vertical lifting fans.

●	The aircraft can hover with more than 20% of the fans disabled, returning the aircraft to safety in the case of fan failure.

●	Each vertical lifting fan is mechanically contained, preventing catastrophic blade loss from damaging adjacent fan units.

●	Each vertical lifting fan is both electrically and thermally isolated. This will help to avoid any cascading electrical problems or thermal runaways from reaching adjacent fan units.

●	With only moderate forward speed, the generator can support all electrical demand for the vertical fan array. This provides additional safety in the event of a catastrophic battery failure.

●	The aircraft is able to fly normally with all of the wings and canards in the open position, should any of them fail to move as commanded.

●	In the event of a vertical lift system failure, the aircraft can land (or take off) conventionally. It can also operate in STOL mode, should that be required.

●	With the wings closed during ground operations there will be no exposed fans, increasing passenger safety.

●	An early focus in the design process on human factors will ensure that the aircraft is easy to fly, increasing safety in all flight operations.

Performance

The Cavorite X7 will also benefit from significant performance. First, due to its aerodynamically efficient configuration enroute, it will be fast. We are anticipating a maximum dash cruise speed of at least 250 knots, with a more efficient enroute speed likely just over 200 knots. Our initial estimates also indicate that in VTOL mode it will have a 1,500 lb. useful load, which is the amount of combined fuel and payload it can carry. This could increase to 1,800 lbs. when the aircraft operates in STOL or CTOL modes. Finally, our initial estimates indicate the aircraft will be able to travel 500 miles with medium payloads with full operational fuel reserves. This is an aircraft design that was designed to do work in the real world, and we believe our customers will recognize and appreciate this.

Flight into Known Icing and Other Operational Challenges

We believe that the Cavorite X7 design may be one of the only viable VTOL designs that could be certified for Flight into Known Icing. This is due to its unique characteristic of flying like a traditional aircraft for enroute flight, without multiple open rotors that could accumulate ice. Transition to and from vertical flight would occur in Visual Meteorological Conditions, essentially clear of any clouds. As a result, enroute there would only be one propeller exposed to icing conditions should there be a requirement to fly through clouds that could cause ice accumulation. This propeller can be electrically heated for anti-icing purposes, something that is common in commercial regional turboprop operations. Furthermore, with a significant amount of on-board electrical power available enroute, electrothermal coatings may be used to help prevent or remove ice on lift surfaces. Finally, with a turbine engine the aircraft systems will have access to warm bleed air that could be circulated for anti-icing or de-icing.

Bird strikes are also an area of concern for commercial flight. Our aircraft concept has only one exposed propeller that is partially protected by the fuselage. Unlike many compound open rotor designs where losing one blade may cause a cascading failure, our aircraft operates like any number of the thousands of commercial regional aircraft already certified and operating profitably.

Challenging weather is often difficult for regional commercial flight operations. The Cavorite X7’s hybrid power system and efficient enroute configuration will likely make it more resilient in the face of bad weather. Increased speed and range over pure electric VTOL regional aircraft should allow for increased versatility, able to divert to a backup airfield or vertiport, go around unexpected storms, or deal with unexpected winds that could negatively impact slower designs. We feel that this, coupled with FIKI certification, could offer a significant operational advantage over our competitors.

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

We intend to seek approval for the design of the Cavorite X7 by obtaining a Type Certificate under TCCA using Canadian Air Regulations (CAR) §523 under Normal Category, Level 2 — for aeroplanes with 2 to 6 passengers. Due to the innovative design of the Cavorite X7, it is expected that TCCA will invoke certain regulations and standards from CAR §527, (helicopter certification requirements) and additional Special Conditions. We have engaged Flight Test Centre of Excellence (3C) as partners who will perform the role of Applicant’s Representative for the certification effort. 3C has extensive expertise in developing and executing aircraft certification programs and is helping to prepare our formal application to TCCA. We have also had initial discussions with the FAA and plan to run a parallel program that would greatly expedite certification for use in the United States.

While working towards a Type Certificate for our aircraft that will enable sales for commercial use, we will also be pursuing a Production Certificate. Once obtained, this will allow volume manufacturing to meet the demand that we anticipate. Companies using our aircraft for commercial operations will require an AOC.

As we will not be permitted to deliver commercially produced aircraft to customers until we have obtained TCCA type certification, no material sales revenue from aircraft deliveries is expected to be generated before TCCA certification issuance. The process of obtaining a valid type certificate, production certificate and airworthiness certificate for the Cavorite X7 will take several years. Any delay in the certification process could negatively impact us by requiring additional funds to be spent on the certification process and by delaying our ability to sell aircraft.

Marketing

Our marketing strategy is intended to build industry and consumer awareness of our technology. We are working with several external firms to develop and execute a robust marketing plan. Marketing efforts will include comprehensive Communication, Investor Relations, and Public Relations plans to ensure consumer understanding, investor confidence, and entering the public consciousness as developmental operations continue. Our overarching value proposition will focus on the benefits of our Cavorite X7 platform and its wide array of superior operational capabilities, while maintaining the highest safety standards. We also believe that the striking visual design of the aircraft coupled with market leading utility will be an important point of differentiation from our competition.

Competition

The current eVTOL landscape in North America and more broadly from a global perspective is competitive. Alternative technologies, either known or unknown, could bring more attractive eVTOL designs to the marketplace. We believe that our primary competition for market share will come from similar minded companies that come to realize that Regional Air Mobility may offer a more compelling initial business case as compared to early eVTOL designs. These companies could employ similar design architectures alongside hybrid-electric power systems and challenge our Cavorite X7. However, at present the vast majority of our eVTOL competition are pursuing purely electric flight, which currently leaves most lagging behind from a speed, range and cargo-carrying capability.

Human Resources

As of August 21, 2025, we had 28 employees in Canada and 2 employees outside of Canada.  None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be suitable. We believe that our turnover and productivity levels are at acceptable levels.

Properties

Horizon leases office space and an aircraft hangar in Lindsay, Ontario, which serves as the corporate headquarters, and office space and light composite manufacturing space in Haliburton, Ontario. Horizon believes that these properties are sufficient for its business and operations as currently conducted. The Company is currently exploring locations for future scalable manufacturing operations.

Corporate Information

On January 11, 2024, we continued and de-registered from the Cayman Islands and redomiciled under the laws of the Province of British Columbia, Canada. Our principal executive offices are located at 3187 Highway 35, Lindsay, Ontario, K9V 4R1, and our telephone number is (613) 866-1935. Our website is https://www.horizonaircraft.com/. Our website and the related information that can be accessed through such website does not form part of this report.

Legal Proceedings

As of August 21, 2025, we were not a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of the outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

Item 1A. Risk Factors.

The following risk factors apply to the business and operations of Horizon and its consolidated subsidiaries. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may adversely affect the ability to realize the anticipated benefits of the Company and may have an adverse effect on the business, cash flows, financial condition and results of operations of Horizon. We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business, cash flows, financial condition and results of operations.

All figures noted are in thousands of Canadian dollars unless noted otherwise.

Risks Related to Our Business and Industry

We have incurred losses and expect to incur significant expenses and continuing losses for the foreseeable future, and we may not achieve or maintain profitability.

We expect to incur significant operating losses. We have not yet started commercial operations, making it difficult for us to predict our future operating results, and we believe that we will continue to incur operating losses until at least the time we begin commercial operations with aircraft deliveries or licensing revenues. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

We expect our operating expenses to significantly increase over the next several years as we complete our aircraft design, build, testing, and manufacturing. We expect the rate at which we incur losses will be significantly higher in fiscal 2026 and beyond as we engage in the following activities:

●	continuing to design and build our Cavorite X7 hybrid eVTOL aircraft with the goal of having such aircraft certified and ultimately produced;

●	engaging suppliers in the development of aircraft components and committing capital to serial production of those components;

●	building our production capabilities to assemble and test the major components of our aircraft: propulsion systems, energy system assembly and aircraft integration, as well as incurring costs associated with outsourcing production of subsystems and other key components;

●	hiring additional employees across design, production, marketing, administration and commercialization of our business;

●	engaging with third party providers for design, testing, certification and commercialization of our products;

●	building up inventories of parts and components for our aircraft;

●	further enhancing our research and development capacities to continue the work on our aircraft’s technology, components, hardware and software performance;

●	testing and certifying the performance and operation of our aircraft;

●	working with third-party providers to train our pilots, mechanics and technicians in our proprietary aircraft operation and maintenance;

●	developing and launching our digital platform and customer user interface;

●	developing our sales and marketing activities and developing our vertiport infrastructure; and

●	increasing our general and administrative functions to support our growing operations and our responsibilities as a public company.

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

eVTOL aircraft involve a complex set of technologies and are subject to evolving regulations, many of which were originally not intended to apply to electric and/or VTOL aircraft. Before any eVTOL aircraft can fly passengers, manufacturers and operators must receive requisite regulatory approvals, including, but not limited to, aircraft type certificate and certification related to production of the aircraft. As of now, there are no eVTOL aircraft that have passed certification by TCCA, EASA or the FAA for commercial operations in Canada, Europe or the United States, respectively, and there is no assurance that our current serial prototype for the Cavorite X7 aircraft will receive government certification in a way that is market-viable or commercially successful, in a timely manner or at all. Gaining government certification requires us to prove the performance, reliability and safety of its Cavorite X7 aircraft, which cannot be assured. Any of the foregoing risks and challenges could adversely affect our prospects, business, financial condition and results of operations.

The success of our business depends on the safety and positive perception of our aircraft, the establishment of strategic relationships, and of our ability to effectively market and sell aircraft that will be used in Regional Air Mobility services.

We expect that the success of selling our aircraft will be highly dependent on our target customers’ embrace of Regional Air Mobility and eVTOL vehicles, which we believe will be influenced by the public’s perception of the safety, convenience and cost of our Cavorite X7 specifically but also of the industry as a whole. As a new industry, the public has low awareness of Regional Air Mobility and eVTOL vehicles, which will require substantial publicity and marketing campaigns in a cost-effective manner to effectively and adequately target and engage our potential customers. If we are unable to demonstrate the safety of our aircraft, the convenience of our aircraft, and the cost-effectiveness of our use in Regional Air Mobility services as compared with other commuting, goods transportation, airport shuttle, or regional transportation options, our business may not develop as we anticipate we could, and our business, revenue and operations may be adversely affected. Further, our sales growth will depend on our ability to develop relationships with infrastructure providers, airline operators, other commercial entities, municipalities and regional governments and landowners, which may not be effective in generating anticipated sales, and marketing campaigns can be expensive and may not result in the acquisition of customers in a cost-effective manner, if at all. If conflicts arise with our strategic counterparties, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Our strategic counterparties may develop, either alone or with others, products or services in related fields that are competitive with our products and services.

We have a limited operating history and face significant challenges to develop, certify, and manufacture our aircraft. Our Cavorite X7 eVTOL aircraft remains in development, and we do not expect to deliver any aircraft until prior to 2030, at the earliest, if at all.

We were incorporated in 2013, and we are developing an aircraft for the emerging Regional Air Mobility market, which is continuously evolving. Although our team has experience designing, building and testing new aircraft, we have no experience as an organization in volume manufacturing of our planned Cavorite X7 aircraft. We cannot assure that us or our suppliers and other commercial counterparties will be able to develop efficient, cost-effective manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully produce and maintain Cavorite X7 aircraft. Based on our current testing and projections, we believe that we can achieve our business plan and forecasted performance model targets in terms of aircraft range, speed, energy system capacity, and payload for our full-scale Cavorite X7 aircraft.

Detailed design and build of our full-scale Cavorite X7 aircraft has not yet been completed, and many of the systems, the aerodynamics, the structure, and other critical elements of the design have yet to be designed, produced, and tested at full-scale. As such, we might not achieve all, or any, of our performance targets, which would materially impact our business plan and results of operations.

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

We will require significant capital to develop and grow our business, including designing, developing, testing, certifying and manufacturing our aircraft, educating customers of the safety, efficiency and cost-effectiveness of our unique aircraft and building our brand. Our research and development expenses were $3,660 and $880 in 2025 and 2024, respectively, and we expect to continue to incur significant expenses which will impact our profitability, including continuing expenses, manufacturing, maintenance and procurement costs, marketing, customer and payment system expenses, and general and administrative expenses as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully market our aircraft for global use but also our ability to control our costs. If we are unable to efficiently design, certify, manufacture, market, and deliver our aircraft on time, our margins, profitability and prospects would be materially and adversely affected.

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

We do not anticipate delivering our first Cavorite X7 eVTOL aircraft to customers until sometime prior to 2030 at the earliest, pending receipt of regulatory approval and certification. The aircraft remains in the detailed design and building phase and has yet to complete any flight testing or go through a certification process. Any delay in the design, production, or completion or requisite testing and certification, and any design changes that may be required to be implemented in order to receive certification, could adversely impact our business plan and strategic growth plan and our financial condition.

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

Electric aircraft are based on complex technology that requires skilled pilot operation and maintenance. Like any aircraft, they may experience operational or process failures and other problems, including adverse weather conditions, unanticipated collisions with foreign objects, manufacturing or design defects, pilot error, software malfunctions, cyber-attacks or other intentional acts that could result in potential safety risks. Any actual or perceived safety issues with our aircraft, other electric aircraft or eVTOL aircraft, unmanned flight based on autonomous technology or the Regional Air Mobility industry generally may result in significant reputational harm to our business, in addition to tort liability, increased safety infrastructure and other costs that may arise. The electric aircraft industry has faced multiple prototype-related accidents.

We are also subject to risk of adverse publicity stemming from any public incident involving the company, our employees or our brand. If our personnel, our prototype aircraft, or the personnel or vehicles of one of our competitors, were to be involved in a public incident, accident or catastrophe, the public perception of the Regional Air Mobility industry or eVTOL vehicles specifically could be adversely affected, resulting in decreased customer demand for our aircraft, significant reputational harm or potential legal liability, which could cause a material adverse effect on sales, business and financial condition. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. If our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from an incident or accident.

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

We are currently developing plans to expand our primary manufacturing infrastructure near Toronto, Ontario, and we plan to begin production of our certified aircraft in 2028 at the earliest. We may not be able to successfully develop and certify a full-scale aircraft. We may also not be able to successfully develop commercial-scale manufacturing capabilities internally or supply chain relationships with our intended Tier 1 suppliers. Our production facilities and the production facilities of our outsourcing parties and suppliers may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, which may render it difficult or impossible for us to manufacture our aircraft for some period of time.

If the Cavorite X7 eVTOL aircraft we build fails to perform as expected our ability to develop, market, and sell our aircraft could be harmed.

We have not yet produced a full-scale Cavorite X7 aircraft. Although we are satisfied with the flight testing of our 50%-scale prototype, there is no guarantee that the full-scale aircraft will perform as we anticipate. Our aircraft may contain defects in design and manufacture that may cause them not to perform as expected or that may require design changes and/or repairs. Our Cavorite X7 aircraft may be impacted by various performance factors that could impair customer satisfaction, such as excessive noise, turbulent air during flight, foreign object damage, fan stall or wing flutter, overloading, hail and bird strike, or adverse icing accumulation. If our Cavorite X7 aircraft fails to perform as expected, we may need to delay delivery of initial aircraft, which could adversely affect our brand in our target markets and could adversely affect our business, prospects, and results of operations.

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

We are relying on third-party suppliers to develop a number of emerging technologies for use in our products, including lithium-based battery technology. Many of these technologies are already commercially viable, and our survey of commercially available products has already yielded promising results. However, the final cell design of our potential suppliers may not be able to meet the safety, technological, economical or operational requirements to support the regulatory requirements and performance assumed in our business plan.

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

Our Cavorite X7 aircraft will make extensive use of lithium-based battery cells, which have been observed to catch fire or vent smoke and flame.

The battery packs within our Cavorite X7 aircraft will use lithium-based cells. On rare occasions, lithium-based cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-based cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a failure of battery packs in our aircraft could occur or batteries could catch fire during production or testing, which could result in bodily injury or death and could subject us to lawsuits, regulatory challenges or redesign efforts, all of which would be time consuming and expensive and could harm our brand image. Also, negative public perceptions regarding the suitability of lithium-based cells for automotive applications, the social and environmental impacts of cobalt mining, or any future incident involving lithium-based cells, such as a vehicle or other fire, could seriously harm our business and reputation.

We will rely on third-party suppliers and strategic parties for the provision and development of key emerging technologies, components and materials used in our Cavorite X7 aircraft, such as the lithium-based batteries that will help to power the aircraft, a significant number of which may be single or limited source suppliers. If any of these prospective suppliers or strategic parties choose to not do business with us at all, or insist on terms that are commercially disadvantageous, we may have significant difficulty in procuring and producing our aircraft, and our business prospects would be harmed.

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

Failure of information security and privacy concerns could subject us to penalties, damage our reputation and brand, and harm our business and results of operations.

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

Compliance with required information security laws and regulations could be expensive and may place restrictions on the conduct of our business and the manner in which we interact with our customers. Any failure to comply with applicable regulations could also result in regulatory enforcement actions against us, and misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, and damage to our reputation and credibility, and could have a negative impact on revenues and profits.

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

Our manufacturing or customer service facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics, and other calamities. Although we have servers that are hosted in an offsite location, our backup system does not capture data on a real-time basis, and we may be unable to recover certain data in the event of a server failure. We cannot necessarily ensure that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.

Risks Related to our Intellectual Property

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position. We rely on a combination of patents, trade secrets, employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses, and other contractual rights to establish and protect our rights in our technology. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe upon our intellectual property rights or those rights are not enforceable. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take are aimed to prevent misappropriation. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources, including significant amounts of time from our key executives and management, and may not have the desired outcome.

Patent, trademark, and trade-secret laws vary significantly throughout the world. Some countries do not protect intellectual property rights to the same extent as do the laws of the United States, Canada, and European Union. Therefore, we may not be able to secure certain intellectual property rights in some jurisdictions, and our intellectual property rights may not be as strong or as easily enforced outside of North America and the European Union. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which could adversely affect our business, prospects, financial condition and operating results.

Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed or plan to file a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application for the same subject matter as we have, or similar subject matter is otherwise publicly disclosed, we may not be entitled to the protection sought by the patent application.

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

As our patents may expire and may not be extended, our patent applications may not be granted and our patent rights may be contested, circumvented, invalidated or limited in scope, our patent rights may not protect us effectively. In particular, we may not be able to prevent others from developing or exploiting competing technologies.

We cannot assure you that we will be granted patents pursuant to our pending applications or those we plan to file in the future. Even if our patent applications succeed and we are issued patents in accordance with them, these patents could be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide meaningful protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to us. The intellectual property rights of others could also bar us from licensing and exploiting any patents that are issued from our pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could result in refusal of or invalidation of our patent applications. Finally, in addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell, lease, or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive communications from holders of patents (including non-practicing entities or other patent licensing organizations), trademarks or other intellectual property regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and urge us to take licenses. Our applications and uses of trademarks relating to our design, software or artificial intelligence technologies could be found to infringe upon existing trademark ownership and rights. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

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

Many of our employees were previously employed by other aeronautics, aircraft or transportation companies or by suppliers to these companies. We may be subject to claims that us or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or our work-product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Risks Related to the Regulatory Environment in Which We Operate

We are subject to substantial regulation and unfavorable changes to, or our failure to comply with, these regulations could substantially harm our business and operating results.

Our eVTOL aircraft, our planned operation of Regional Air Mobility services, and in certain jurisdictions our local AOCs, will be subject to substantial regulation in the jurisdictions in which we intend our eVTOL aircraft to operate. We expect to incur significant costs in complying with these regulations. Regulations related to the eVTOL industry, including aircraft certification, production certification, passenger operation, flight operation, airspace operation, security regulation and vertiport regulation are currently evolving, and we face risks associated with the development and evolution of these regulations.

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

To the extent the laws change, our aircraft may not comply with applicable American, European, international, federal, provincial, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time-consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

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

●

the exclusive right of our Board to expand the Board by appointing one or more directors to the Board by up to 1/3 of the number of current directors or to fill casual vacancies created upon the resignation, death, or removal of a director up to the number of directors who were elected or appointed as directors at the last shareholder meeting, which prevents shareholders from being able to fill vacancies on our Board;

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

Any provision of our Articles or British Columbia law that has the effect of delaying or preventing a change in control could limit the opportunity for shareholders to receive a premium for their Class A ordinary Shares and could also affect the price that some investors are willing to pay for Class A ordinary Shares.

Our management team may not successfully or efficiently manage its transition to being a public company.

As a public company, we have incurred increased obligations relating to our reporting, procedures, and internal controls. These obligations and attendant scrutiny require investments of significant time and energy from our executives and could divert their attention away from the day-to-day management of our business, which in turn could adversely affect our financial condition or operating results.

The members of our management team have extensive experience leading complex organizations. However, they have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that specifically govern public companies.

We will incur significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

As a public company we face increased legal, accounting, administrative and other costs and expenses. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increases legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We will need to improve our operational and financial systems to support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability to do so will adversely affect our billing and reporting.

To manage the expected growth of our operations and increasing complexity, we will need to improve our operational and financial systems, procedures, and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our manufacturing operations, customer billing and reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our customers, cause harm to our reputation and brand and could also result in errors in our financial reporting, as well as other reporting obligations. We expect that complying with these rules and regulations may substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We will be an “emerging growth company,” and our reduced SEC reporting requirements may make our shares less attractive to investors.

We will be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Initial Public Offering, (b) in which we have total annual gross revenue of at least USD $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares held by non-affiliates exceeds USD $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we issued more than USD $1.0 billion in non-convertible debt during the prior three-year period. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, such as an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our shares less attractive as a result, there may be a less active, liquid and/or orderly trading market for our shares and the market price and trading volume of our shares may be more volatile and decline significantly.

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

The price of our securities may vary significantly due to factors specific to us as well as to general market or economic conditions. Our Class A ordinary shares may be thinly traded; therefore, our share price may fluctuate more than the stock market as a whole. Without a larger public float, our Class A ordinary shares will be less liquid than the shares of companies with broader public ownership. Trading of a relatively small volume of our Class A ordinary shares may have a greater effect on the trading price than would be the case if our public float were larger. Accordingly, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a compliance period of 180 calendar days, or until January 15, 2025, to regain compliance with the Bid Price Rule. If at any time before January 15, 2025, the bid price of our Class A ordinary shares closed at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq could have provided us with a written confirmation of compliance with the Bid Price Rule and the matter deemed closed.

On January 22, 2025, we received a written notification from Nasdaq indicating that the Staff determined that we had received an additional 180 calendar days, or until July 14, 2025, to regain compliance with the Bid Price Rule. On June 26, 2025, we received notice from Nasdaq informing us that we had regained compliance with the Bid Price Rule and that the matter is now closed.

On August 28, 2024, we were notified by Nasdaq that we had failed to maintain a net income from continuing operations of USD $500,000 in our most recently completed fiscal year or in two of the last three of our most recently completed fiscal years required for continued listing under Nasdaq Listing Rule 5550(b)(3) (the “Net Income Standard”). The Nasdaq Qualifications Listing Staff (the “Staff”) notified us that we also did not meet the alternative continued listing standards under Nasdaq Listing Rule 5550(b)(2) (the “Market Value of Listed Securities Standard,” which requires the market value of our listed securities be at least $35 million) or Nasdaq Listing Rule 5550(b)(1) (the “Equity Standard,” which requires us to maintain stockholders’ equity of at least $2.5 million) (the Net Income Standard, the Market Value of Listed Securities Standard, and the Equity Standard, collectively the “Continued Listing Standards”). We requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Nasdaq Qualifications Listing Staff’s (the “Staff”) determination, which took place on December 12, 2024.

On January 24, 2025, we received a letter from the Nasdaq Office of General Counsel confirming the decision of the Panel that the Company had regained compliance with the Continued Listing Standards by demonstrating compliance with the Equity Standard and that the matter was closed. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we will be subject to a panel monitor for a period of one year from the date of the letter.

There can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing standards. In the event that we are unable to sustain compliance with all applicable requirements for continued listing on Nasdaq, our Class A ordinary shares may be delisted from Nasdaq. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

In connection with the preparation of our unaudited condensed interim consolidated financial statements for the period ended February 29, 2024, we determined that based on the application of U.S. generally accepted accounting principles (“GAAP”), the deferred development costs recorded by Robinson Aircraft Ltd. in the fiscal year ended May 31, 2023 and prior are more appropriately classified as research and development costs. On April 19, 2024, the Audit Committee of the Board of Directors of the Company, concluded that the Company’s previously issued audited financial statements for the year ended May 31, 2023, and unaudited condensed consolidated interim financial statements for the period ended August 31, 2023 (collectively, the “Non-Reliance Periods”), should no longer be relied upon. The audited financial statements for the year ended May 31, 2023, were restated to reflect a reclassification of previously capitalized deferred development costs to Research and Development costs in the statements of operations (the “Restated Financial Statements”). We filed the Restated Financial Statements in a Current Report on Form 8-K with the SEC on April 22, 2024. Any previously furnished or filed reports, related earnings releases, investor presentations that reference deferred development costs or research and development expenses, or similar communications describing our financial results for the Non-Reliance Periods should no longer be relied upon.

As a result, we incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

If securities or certain industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline.

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

The trading price of our Class A ordinary shares is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your Class A ordinary shares at an attractive price due to a number of factors such as those listed in “Risks Related to Our Business and Industry” and the following:

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

If our company were to dissolve or wind-up operations, holders of our Class A ordinary shares would not receive a liquidation preference.

If we were to wind up or dissolve and liquidate and distribute our assets, our Class A ordinary shares would share in our assets only after we satisfy any amounts we owe to our creditors and preferred equity holders, including the holders of our Series A Preferred Shares (described below). If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution. Accordingly, it is unlikely that sufficient assets would remain available after the payment of our creditors and preferred equity holders to enable holders of Class A ordinary shares to receive any liquidation distribution with respect to any Class A ordinary shares.

We may require substantial additional funding. Raising additional capital could cause dilution to our existing shareholders.

The percentage of our Class A ordinary shares owned by current shareholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees, and exercise of our Warrants.

To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interests of our shareholders will be diluted. In addition, the terms of any equity or convertible debt we agree to issue may include liquidation or other preferences that adversely affect the rights of our shareholders. Convertible debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and may impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

We currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”), which we may use to offer from time to time Class A ordinary shares, preferred shares, debt securities, warrants, units and any combination of the foregoing securities (the “Shelf Registration Statement”, and the prospectus contained therein, the “Prospectus”). On February 14, 2025, we entered into a sales agreement (the “Sales Agreement”) relating to the offer and sale of our Class A ordinary shares from time to time through or to JonesTrading Institutional Services LLC (“Jones”), acting as sales agent in “at the market” offerings as defined in Rule 415 under the Securities Act (the “ATM Offering”). In connection with the entry into the Sales Agreement, we filed a prospectus supplement, dated March 25, 2025 (the “Original Prospectus Supplement”) to the accompanying Prospectus dated March 25, 2025 (collectively, the “Prior Prospectus”) to register Class A ordinary shares issuable pursuant to the Sales Agreement. Under the Prior Prospectus, we registered up to USD $6.25 million of our Class A ordinary shares to be sold in the ATM Offering. On June 27, 2025, we filed a prospectus supplement to the Prospectus to increase the maximum aggregate offering price of the Class A ordinary shares issuable under the Sales Agreement to up to an additional aggregate USD $16.5 million of Class A ordinary shares, which did not include any prior sales made pursuant to the Sales Agreement.

Furthermore, based on the aggregate market value of our Class A ordinary shares held by non-affiliates (“public float”) as of the date of the filing of this Annual Report, and for so long as our public float is less than USD $75 million, the amount we can raise through primary public offerings of securities, including sales under the Sales Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. If our public float meets or exceeds $75 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3. Unless and until our public float meets or exceeds USD $75 million, our ability to raise capital using the Shelf Registration Statement will be constrained by General Instruction I.B.6 of Form S-3, which may affect the timing of and amounts we can raise; however, we will still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or via private placements.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to curtail or cease our operations. Raising additional funding through debt or equity financing is likely to be difficult or unavailable altogether given the early stage of our technology. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline further and existing stockholders may not agree with our financing plans or the terms of such financings.

Pursuant to our Articles, we are also authorized to issue an unlimited number of preferred shares, of which 4,500 preferred shares have been designated as our Series A Preferred Shares, which are convertible into Class A ordinary shares. Such Series A Preferred Shares are senior to our Class A ordinary shares in terms of dividend priority and liquidation preference. Any preferred shares that we issue in the future may rank ahead of our Class A ordinary shares in terms of dividend priority or liquidation preference and may have greater voting rights than our Class A ordinary shares. In addition, such preferred shares may contain provisions allowing those shares to be converted into Class A ordinary shares, which could dilute the value of our Class A ordinary shares to current shareholders and could adversely affect the market price, if any, of our Class A ordinary shares. In addition, the preferred shares could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Future sales, or the perception of future sales, by us or our shareholders in the public market could cause the market price for our Class A ordinary shares to decline.

The sale of our Class A ordinary shares in the public market, including Class A ordinary shares issued upon the exercise of Warrants, or the perception that such sales could occur, could harm the prevailing market price of our Class A ordinary shares and make it difficult for us to raise funds through securities offerings in the future. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

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

On April 4, 2025, a registration statement on Form S-3 was declared effective by the SEC, registering certain Class A ordinary shares for resale (the “Resale Registration Statement”). Certain securityholders may sell large amounts of our Class A ordinary shares in the open market or in privately negotiated transactions pursuant to the Resale Registration Statement, which could have the effect of increasing the volatility in our Class A ordinary share price or putting significant downward pressure on the price of our Class A ordinary shares.

There is no guarantee that the Public Warrants will ever be in the money; they may expire worthless or the terms of warrants may be amended.

The exercise price for the Public Warrants is USD $11.50 per ordinary share. There is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants may expire worthless.

In addition, our Public Warrants were issued in registered form under the Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and Pono. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding Public Warrants to make any other change. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of ordinary shares purchasable upon exercise of a Public Warrant.

Our Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Public Warrants, which could limit the ability of Public Warrant holders to obtain a favorable judicial forum for disputes with us.

Our Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against the Company arising out of or relating in any way to the Warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Public Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such Public Warrant holder in any such enforcement action by service upon such Public Warrant holder’s counsel in the foreign action as agent for such Public Warrant holder.

This choice-of-forum provision may limit a Public Warrant holder’s ability to bring a claim in a judicial forum that we find favorable for disputes with the Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

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

Engage Third Parties on Risk Management

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

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of independent board members with diverse expertise including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

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

In addition to our scheduled meetings, the Audit Committee, CISO and Chief Executive Officer maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives. The Audit Committee conducts an annual review of the Company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

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

Monitor Cybersecurity Incidents

The CISO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

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

Reporting to Board of Directors

The CISO, in his capacity, regularly informs the Chief Financial Officer and Chief Executive Officer of all aspects related to cybersecurity risks and incidents. This ensures that the senior management team is kept abreast of the cybersecurity posture and potential risks facing Horizon. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

Item 2. Properties.

Horizon’s principal executive offices are located at 3187 Highway 35, Lindsay, Ontario, K9V 4R1. Horizon leases office space and an aircraft hangar in Lindsay Ontario, which serves as the corporate headquarters, and office space and light composite manufacturing space in Haliburton Ontario. Horizon believes that these properties are sufficient for its business and operations as currently conducted. Horizon is currently exploring locations for future scalable manufacturing operations.

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

As of August 21, 2025, there were 52 holders of record of our Class A ordinary shares and nil holders of record of our Public Warrants.

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

None.

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

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Annual Report.

Overview

New Horizon Aircraft Ltd. (the “Company”, “Horizon”, “we,” “us” or “our”), a British Columbia corporation, with our headquarters located in Lindsay, Ontario, is an aerospace company. The Company is a former blank check company incorporated on March 11, 2022, under the name Pono Capital Three, Inc. (“Pono”), as a Delaware corporation, subsequently redomiciled in the Cayman Islands on October 14, 2022, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination.

Business Combination

On February 14, 2023, we consummated the Initial Public Offering (“IPO”). On January 12, 2024 (the “Closing date”), we consummated a merger (the “Merger”) with Pono Three Merger Acquisitions Corp., a British Columbia company (“Merger Sub”) and wholly-owned subsidiary of Pono, with and into Robinson Aircraft Ltd. (“Robinson”) pursuant to an agreement and plan of merger, dated as of August 15, 2023, (as amended by a Business Combination Agreement Waiver, dated as of December 27, 2023) by and among Pono, Merger Sub, Horizon, and Robinson.

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

Robinson was incorporated in 2013. Initially, the company was focused on development of a hybrid-electric amphibious aircraft, and in 2018 the Company pivoted to developing an innovative eVTOL concept that is identified as the Cavorite X7. The Company has built several small-scale prototypes including a 50%-scale aircraft that has completed flight testing. We are now building a full-scale demonstrator aircraft that is expected to commence flight testing in 2026 or 2027.

Horizon intends to sell these Cavorite X7 aircraft to third parties, air operators, lessors, individual consumers, and NATO military customers. The Company plans to manufacture its aircraft and license its patented fan-in-wing technology and other core innovations to other Original Equipment Manufacturers (“OEM’s”). Manufacturing will be accomplished with a heavy reliance on experienced aircraft manufacturing partners and supply chain vendors. Horizon believes this highly focused business model will provide the most efficient use of capital to produce an aircraft that has a variety of applications.

Key Factors Affecting Operating Results

See the section entitled “Risk Factors” for a further discussion of these considerations.

Development of the Regional Air Mobility Market

The Company’s revenue will be directly tied to the continued development of long-distance aerial transportation and related technologies. While the Company believes the market for Regional Air Mobility (“RAM”) will be significant, it is currently immature and there is no guarantee of future demand. Horizon anticipates commercialization of its aircraft beginning in 2028 or 2029, and its business will require significant investment leading up to commercialization, including, but not limited to, final engineering designs, prototyping and flight testing, manufacturing, software development, certification, and pilot training.

Horizon believes one of the primary drivers for adoption of its aircraft is the value proposition enabled by its aircraft that can take-off and land similar to a helicopter, fly almost twice as fast, and operate with much lower direct operating costs. Additional factors impacting adoption of eVTOL technology include, but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the environmental impact of hybrid-electric machines; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground or unmanned drone services; consumers perception about the convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of vehicles. In addition, macroeconomic factors could impact demand for RAM services, particularly if customer pricing is at a premium to ground-based transportation. Horizon anticipates initial aircraft sales to be used for medevac services, firefighting services, disaster relief services, remote medical services, military operations, followed by sales to air operators and lessors for air cargo, business travel and air-taxi services. If the market for RAM does not develop as expected, this would significantly impact the Company’s ability to generate revenue or grow its business.

Competition

We believe that the primary sources of competition for our aircraft sales are traditional helicopters, ground-based mobility solutions, and other eVTOL developers. While we expect to produce a versatile aircraft that can be useful in a variety of air mobility missions, we believe this industry will be dynamic and increasingly competitive. It is possible that our competitors could gain significant market share. Horizon may not fully realize the sales it anticipates, and it may not receive any competitive advantage from its design or may be overcome by other competitors. If new companies or existing aerospace companies produce competing aircraft in the markets in which Horizon intends to service and obtain large-scale capital investment, we may face increased competition.

Horizon may receive an advantage from well-funded competitors that are paying to create certification programs, raise awareness of eVTOL advantages and advocate for enhanced government funding programs.

Government Certification

For commercial operations, Horizon’s Cavorite X7 aircraft will require Type Certification. Horizon has had initial conversations with applicable regulators Transport Canada Civil Aviation (“TCCA”) in Canada and the Federal Aviation Association (“FAA”) in the United States of America. As a Canadian company, TCCA is leading certification efforts. Horizon expects the FAA to participate during this process which will likely reduce the traditional amount of time required to achieve FAA certification.

The Company maintains a partnership with Cert Centre Canada (“3C”) for the purpose of collaborating on aspects of the continued development and path to certification of Horizon’s eVTOL program. 3C is leveraging their deep experience with TCCA and FAA certification programs to develop a certification basis for the certification of Horizon’s eVTOL aircraft.

Typically, the certification of a new aircraft design by TCCA or the FAA is a long and complex process, often spanning more than five years and costing hundreds of millions of dollars. The Company has never undergone such a process, and there is no guarantee that its Cavorite X7 design will eventually achieve certification. The Company will need to obtain authorization and certifications related to the production of its aircraft. While it anticipates being able to meet the requirements of such authorization and certifications, the Company may be unable to obtain such authorization and certifications, or to do so on the timeline it projects. Should the Company fail to obtain any of the required authorization or certifications, or do so in a timely manner, or any of these authorization or certifications are modified, suspended or revoked after it obtains them, the Company may be unable to fulfill sales of its commercial aircraft or do so on the timelines it projects, which would have adverse effects on its business, prospects, financial condition, and results of operations.

Dual Use Business Model

Horizon’s business model to serve as a dual use aircraft for both civilian and military applications. Present projections indicate that sales volume of this dual use aircraft will result in a viable business model over the longer-term as production volumes scale and unit economics improve to support sufficient market adoption. The advantage of military application of Horizon’s aircraft in addition to sales volumes leads to a reduction in the risk of certification as aircraft used for military purposes do not need to achieve TCCA, FAA, or similar certification approval. As with any new industry and aerospace product, numerous risks and uncertainties exist. The Company’s financial results are dependent on delivering aircraft on-time and at a cost that supports returns at prices that support sufficient sales to customers who are willing to purchase based on value arising from time and versatility from utilizing regional eVTOL aircraft. Horizon’s civilian sector financial results are dependent on achieving certification on its expected timeline. Our aircraft include numerous parts and manufacturing processes unique to eVTOL aircraft, particularly its product design. Significant efforts have been made to estimate costs in the Company’s planning projections; however, the variable cost associated with assembling its aircraft at scale remains uncertain at this stage of development.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s commercialization plans. We have devoted many resources to the design and development of our eVTOL prototype aircraft. Funding of these activities has primarily been through the net proceeds received from the issuance of Class A ordinary shares, preferred shares, and the issuance of related and third-party convertible debt.

Horizon is a pre-revenue organization in a research and development and flight-testing phase of operations. With more than $15 million of cash on-hand as of the date of filing, management expects that the proceeds from recent sales of securities will be sufficient to fund our current operating plan for at least the next 12 months from the date the consolidated financial statements were available to be issued, however there remains substantial doubt around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital.

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

Components of Results of Operations

Revenue

The Company is working to design, develop, certify, and manufacture our eVTOL aircraft and has not yet generated revenues in any of the periods presented. We do not expect to begin generating significant revenues until we are able to complete the design, development, and certify our eVTOL aircraft.

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

Change in fair value of Warrants

Changes in fair value of Warrants consists of fluctuations in the fair value of the Company’s General Warrants outstanding as of the end of each reporting period.

Results of Operations

We believe the following information includes all adjustments necessary to state fairly the results of operations for all periods presented. This data should be read in conjunction with Horizon’s consolidated financial statements and notes thereto. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

Comparison of the Year Ended May 31, 2025 to the Year Ended May 31, 2024

Significant variances in the Company’s components of operations are explained below. The following table sets forth Horizon’s statements of operations data for the years-ended May 31, 2025, and May 31, 2024 (000’s CAD).

	Year Ended
Operating expenses	May 31, 2025	May 31, 2024	Variance ($)
Research and development	$3,660	$880	$(2,780)
General and administrative	9,925	3,744	(6,181)
Total operating expenses	13,585	4,624	(8,961)
Loss from operations	(13,585)	(4,624)	8,961
Other expenses (income)	10	(575)	(585)
Interest expense (income), net	(123)	163	286
Change in fair value of Warrants	1,988	(394)	(2,382)
Change in fair value and Termination of Forward Purchase Agreement	(20,660)	4,342	25,002
Net Income (Loss)	$5,200	$(8,160)	$(13,360)

Operating Expenses

Operating expenses increased by $8,961, from $4,624 for the year-ended May 31, 2024, to $13,585 for the year-ended May 31, 2025. The increase was primarily driven by professional fees, additional staff hired to support research and development activities, and other administrative costs connected with the Company’s growth activities.

Research and Development Expenses

Research and development expenses increased by $2,780, from $880 during the year-ended May 31, 2024, to $3,660 during the year-ended May 31, 2025. The increase was primarily attributable to additional labour related to flight testing, engineering work, flight software, prototype manufacturing, and data analysis. Research and development costs can be itemized into the following categories for the respective periods:

	Year Ended
	May 31, 2025	May 31, 2024
Compensation Costs	$2,305	$774
Engineering costs	1,285	106
Depreciation	70	-
Total Research and Development costs	$3,660	$880

General and Administrative

General and Administrative costs increased by $6,181, from $3,744 during the year-ended May 31, 2024, to $9,925 during the year-ended May 31, 2025. The increase was related to legal, accounting, travel, investor relations, marketing, and branding expenses related to the Company’s growth efforts and public company status.

Other expenses (income)

Other expenses (income) decreased by $585, from income of $575 during the year-ended May 31, 2024, to an expense of $10 during the year-ended May 31, 2025. The decrease primarily reflected foreign exchange losses and the change in grants and subsidies received in the comparative periods.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated (000’s CAD):

	Year Ended
Net cash provided by (used in)	May 31, 2025	May 31, 2024	Variance ($)
Operating activities	$(9,312)	$(3,308)	$(6,004)
Investing activities	(142)	(209)	67
Financing activities	15,185	5,105	10,080
Net increase in cash	$5,731	$1,588	$4,143

Net Cash used in Operating Activities

The Company’s cash flows used in operating activities have been primarily comprised of compensation costs, software expenses, technology costs, professional services related to research and development and general and administrative activities, insurance, and direct research and development costs for aircraft design, simulation, and aircraft manufacturing, partially offset by periodic grants received from various government agencies and interest earned on cash. The Company expects to increase hiring to accelerate its engineering and certification efforts in the coming years.

For the year-ended May 31, 2025, the $6,004 increase in cash used from operations as compared to the year-ended May 31, 2024, was primarily attributed to increased operating costs in connection to the Company’s growth efforts and changes in working capital.

Net Cash used in Investing Activities

The Company’s cash flows used in investing activities to date have primarily comprised the acquisition of property and equipment.

For the year-ended May 31, 2025, the $67 decrease in cash used by investing activities as compared to the year-ended May 31, 2024, was primarily attributed to website development costs incurred in the prior year.

Net Cash provided by Financing Activities

The Company’s cash flows provided by financing activities to date have primarily been composed of funding raised with convertible instruments and registered securities offerings.

For the year-ended May 31, 2025, the $10,080 increase in cash provided by financing activities was primarily attributed to proceeds from the issuance of Class A ordinary shares, the issuance of Preferred shares, and warrant exercises.

On August 21, 2024, the Company completed a registered securities offering (“RSO”) by issuing 2,800,000 Class A ordinary shares, 3,000,000 Pre-Funded Warrants (“PFW’s”), and 5,800,000 warrants. Proceeds received by the Company are summarized below:

Gross Proceeds - Class A Shares	$1,906
Gross Proceeds - PFW’s	$2,041
Gross Proceeds - Warrant Exercises	$2,787
Direct costs	$(510)
Net Proceeds	$6,224

PFW’s may be exercised by warrant holders at any time at a nominal exercise price as they were funded in connection with the RSO. Upon exercise, each PFW may be exchanged for one Class A ordinary share. All 3 million PFW’s were exercised during the year-ending May 31, 2025.

Warrant holders exercised 2,590,000 warrants in exchange for 2,590,000 Class A ordinary shares for proceeds of $2,787 in the year-ended May 31, 2025.

As of May 31, 2025, there were 12,065,375 warrants outstanding at an exercise price of $11.50 USD and 3,210,000 General Warrants outstanding at an exercise price of $0.75 USD to purchase an equivalent number of Class A ordinary shares. As of the date of this filing, there remains just 310,000 General Warrants outstanding.

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

The Series A Preferred Shares are convertible, at the option of the holder and without additional consideration, into Class A ordinary shares on a one for 2222.222222 basis. The proceeds received by the Company are summarized below:

Gross Proceeds - Class A Shares	$2,100
Gross Proceeds - Preferred Shares	6,300
Direct costs	(41)
Net Proceeds	$8,359

In March 2025 the Company filed a shelf registration statement on Form S-3 with the SEC and a related prospectus pursuant to which it may, from time to time, sell shares of its Class A ordinary shares, having an aggregate value of up to USD $6.25 million, pursuant to a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with a placement agent for the sale of its Class A ordinary shares. During the year-ended May 31, 2025, the Company sold 940,562 shares of Class A ordinary shares under the Sales Agreement for net proceeds of $880. As of May 31, 2025, the Company had $7,529 remaining eligible for sales under the Sales Agreement.

On June 27, 2025, the Company filed a prospectus supplement to increase the maximum aggregate offering price of the Class A ordinary shares issuable under the Sales Agreement to up to an additional aggregate USD $16.5 million of Class A ordinary shares.

Sources of Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, contractual obligations, and other commitments. The Company assesses liquidity in terms of its cash flows from financing activities and their sufficiency to fund its operating and development activities. Beyond May 31, 2025, the Company’s principal source of liquidity is expected to be cash and cash equivalents of more than $15,000 on-hand as of the date of this filing, future government grants and subsidies, and future sales of securities.

To date, the Company has funded its operations primarily with the issuances of Class A ordinary shares, Series A Preferred Shares, and issuances of convertible debt instruments. Additional funding has been provided through government-backed grants.

The Company believes it has sufficient cash to fulfill its business plan for at least the next 12 months from the date of this filing. To the extent the Company is able to raise additional financing, either by way of the Sales Agreement, warrants, or by other means, the Company may be in a position to expedite its business plan including hiring employees at a more rapid pace. To achieve the Company’s long-term objectives, additional financing will be required and efforts to raise such working capital will be ongoing through at least the next several years.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 31, 2025, and May 31, 2024.

Significant Accounting Judgements, Estimates, and Assumptions

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

The Company’s Forward Purchase Agreement and Warrants outstanding are recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value using a simulation model. At the settlement date, the Forward Purchase Agreement will be recognized as a derivative asset at the value of cash paid based on the number of shares, with any changes in fair value recognized in the Company’s statements of operations. The Company mutually agreed to terminate the Forward Purchase Agreement with its counterparty on November 1, 2024, at a cost of $278 and resulting in a gain of $21,400.

Research and Development Costs

The research and development costs are accounted for in accordance with ASC 730, Research and Development, which requires all research and development costs to be expensed as incurred.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses, interim segment profit or loss and assets, and how the CODM uses reported segment profit or loss information in assessing segment performance and allocating resources. The Company adopted ASU 2023-07 effective June 1, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information related to the income tax rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. The update is effective for annual periods beginning after December 15, 2024 on a prospective basis, and retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its disclosures within its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories in the notes to the financial statements. The update is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The update can be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any of all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures within its consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2025, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Management’s Annual Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 31, 2025. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2025, based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, the design and operation of our disclosure controls and procedures were not effective.

Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial and accounting officer, believe that the consolidated financial statements contained in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal periods presented in conformity with GAAP.

Remediation of Material Weakness

While significant progress has been made to improve our internal control over financial reporting, not all aspects of our internal controls have been sufficiently remediated. The material weakness, as of May 31, 2025, relates to the inadequate separation of financial responsibilities. Our management, with the oversight of the Audit Committee of our Board of Directors, continues to design and implement measures to remediate the material weakness. Remediation of the material weakness will require further validation and testing of the operating effectiveness of the applicable remedial controls over a sustained period of financial reporting cycles. With additional personnel anticipated to be hired in fiscal year 2026, the Company expects to make significant advances towards remediating the identified material weakness.

Changes in Internal Control Over Financial Reporting

No recent changes in our internal control over financial reporting had or are expected to have a material impact on the Company’s internal controls.

Item 9B. Other Information.

(a)	None.

(b)	During the quarter ended May 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth, as of August 21, 2025, the name, age and position of each of our executive officers and directors.

Name	Age	Position
Executive Officers
Brandon Robinson(3)	46	Chief Executive Officer, Director
Jason O’Neill(2)	47	Chief Operating Officer, Director
Brian Merker	48	Chief Financial Officer
Stewart Lee	52	Head of People & Strategy
Non-Employee Directors
Trisha Nomura(1)	45	Director
John Maris(2)	67	Director
John Pinsent(1)	65	Director

(1)	Class I Director

(2)	Class II Director

(3)	Class III Director

Background of Directors and Executive Officers

Executive Officers

Brandon Robinson. Brandon Robinson has served as the Chief Executive Officer and as a member of the Board of Horizon since the Business Combination, and previously served as the founder and Chief Executive Officer of Horizon and led the Horizon team since its inception in 2013. He has dedicated his life to aviation, initially as a CF-18 pilot in the Canadian Armed Forces (CAF) before moving into large scale military capital projects. Upon leaving the CAF, Mr. Robinson discovered his passion for the Advanced Air Mobility movement. Mr. Robinson serves on the Board of Directors of the Ontario Aerospace Council. Mr. Robinson has a Bachelor of Mechanical Engineering from Royal Military College, an MBA from Royal Roads University, has co-authored several successful aerospace patents, and holds an Airline Transport Pilots License. His deep operational experience alongside a passion for technical innovation has propelled Horizon to the forefront of the Advanced Air Mobility movement.

We believe that Mr. Robinson, given his extensive experience as a front-line fighter pilot, mechanical engineering knowledge and adept managing acumen, is qualified to serve as a member of our Board due to his unique combination of skills he brings as our co-founder and Chief Executive Officer.

Jason O’Neill. Jason O’Neill has served as Chief Operating Officer and as a member of the Board of Horizon since the Business Combination. Mr. O’Neill previously served as Horizon’s Chief Operating Officer since January 2019. Mr. O’Neill has more than 20 years of experience in senior roles scaling tech-based start-ups. Prior to joining Horizon, Mr. O’Neill worked at Centtric as the Director of Product and Strategy for 13 years. Most recently he served as the Director of Product and Data for Thoughtwire for nearly 10 years. Mr. O’Neill’s previous organizations were focused on problem solution, leveraging leading edge computer-based technologies. Mr. O’Neill attended both the University of Toronto and the University of Waterloo.

Mr. O’Neill is qualified to serve on our board based on his operational experience scaling businesses, as well as his historical experience as Chief Operating Officer of Horizon.

Brian Merker. Brian Merker has served as Chief Financial Officer of Horizon since the Business Combination. Mr. Merker has more than 20 years of senior financial management experience including more than 10 years serving in the Aviation sector, most recently as Chief Financial Officer of Skyservice Business Aviation (“Skyservice”) from 2018 to 2022, supporting growth efforts in aircraft management, maintenance, fixed-based operations, charter, and brokerage. Prior to Skyservice, Mr. Merker served as Chief Financial Officer of Great Slave Helicopters as well as Vice President of Finance of its parent Company, Discovery Air, a publicly traded organization from 2013 to 2018. Discovery Air includes a diverse range of aviation related services including fighter jet pilot training, rotary-wing services, a commercial fixed-wing airline, fire suppression support, as well as aircraft engineering and maintenance. Prior to his time at Discovery Air, Mr. Merker served as Vice President of Finance from 2007 to 2012 at Score Media, a publicly traded company focused on sports broadcast and technology innovation. Mr. Merker began his career in the KPMG audit practice, where he served from 2003 to 2006. During this time, he gained significant exposure to SEC registrants at the commencement of the Sarbanes-Oxley legislation. Mr. Merker obtained his Honours Commerce degree in Economics from Guelph University before attending Queen’s University to complete his Chartered Professional Accounting academia requirements.

Stewart Lee. Stewart Lee has served as the Head of People and Strategy at Horizon since the Business Combination and previously served as Horizon’s Head of People and Strategy since 2013. Prior to joining Horizon, Mr. Lee formed his own company, providing human resources consulting services to a wide array of clients. Previously, Mr. Lee was the Director of Human Resources for Steel-Craft Door Products, a large Canadian national manufacturing company, for 11 years. Mr. Lee also served in the Canadian Armed Forces as a Logistics Officer for 6 years. Mr. Lee holds a Bachelor of Commerce degree from Royal Roads University. He also holds an MBA in management from Royal Roads University and has been a Chartered Professional in Human Resources since 2009.

Non-Employee Directors

Trisha Nomura. Trisha Nomura has served as independent director and chairperson of the Audit Committee of Horizon since the Business Combination. Ms. Nomura served as an independent director of Pono and was the chairperson of Pono’s Audit Committee prior to the Business Combination. She also served as an independent director of Pono Capital Two, Inc. (Nasdaq: PTWO) and as the Chief Financial Officer of Pono Capital Corp (Nasdaq: PONO). Since July 2018, Ms. Nomura has owned a consulting firm, Ascend Consulting, LLC. Prior to opening her own firm, Ms. Nomura worked in both public accounting and private industry. Ms. Nomura was the Chief Operating Officer of HiHR from July 2015 to December 2016, and the Vice President of Strategic Services from May 2014 to July 2015. Ms. Nomura also served as the Chief People Officer of ProService Hawaii from January 2017 to June 2018. Ms. Nomura began volunteering with the HSCPA since 2010 through the YCPA Squad, has been the Treasurer of Kaneohe Little League since 2013, and is a member of the AICPA, where she was selected to attend the Leadership Academy, has served on the Association Board of Directors, and is currently serving as an at-large Council member. Ms. Nomura is a CPA, not in public practice, and a CGMA. She is a graduate of Creighton University, where she obtained her Bachelor of Science in Business Administration in accounting, and of the University of Hawaii at Manoa, where she earned her Master of Accountancy degree.

Ms. Nomura’s consulting, accounting and management skills and knowledge make her an important addition to our Board.

John Maris. John Maris has served as an independent director of Horizon since the Business Combination. Dr. Maris has served as the Chief Executive Officer of Cert Centre Canada (“3C”), a privately held business that provides consulting services in the aerospace industry, since 2008. At 3C, Dr. Maris has overseen flight testing, research and development, and certification services provided to aerospace organizations across the world. Since 1995, Dr. Maris has also served as President and Chief Executive Officer of Marinvent Corporation, a company established to develop procedures and technologies to increase the efficiency and reduce the risk of aeronautical programs, including the Electronic Flight Bag (EFB) technology. Dr. Maris also founded Maris Worden Aerospace in 1986. From 1993 to 1995, Dr. Maris served as the Mobile Servicing System Control Equipment Manager for the International Space Station for the Canadian Space Agency. From 1983 to 1993, Mr. Maris was a project officer and experimental test pilot for the Canadian Department of National Defense. In 1983, Dr. Maris enlisted in the Royal Canadian Air Force and graduated from the United States Air Force Test Pilot Course at Edwards Air Force Base in California in 1989. Dr. Maris subsequently served four years as Project Officer and Experimental Test Pilot at the Aerospace Engineering Test Establishment at Cold Lake, Alberta. In 1995, holding the rank of Major, Dr. Maris retired from the Canadian Forces to devote full-time to Marinvent Corporation. Dr. Maris earned a B.Sc. in Aeronautical Engineering at the Imperial College of Science and Technology at London University in 1979, and subsequently earned a Master of Aeronautical Science degree in 1982 and a Master of Aviation Management degree in 1983, both with Distinction from Embry-Riddle Aeronautical University (ERAU) at Daytona Beach, Florida. In 2017, Dr. Maris received his Ph.D. from ERAU, earning his doctorate in Aviation Safety and Human Factors. In 2018 he was granted Affiliate Professor status at Concordia University in Montréal. Dr. Maris sits on a number of the Concordia University’s boards and is also on the Centre technologique en aérospatiale board.

Dr. Maris’ vast experience in the aerospace industry, both as a pilot and entrepreneur, makes him an important addition to our Board.

John Pinsent. John Pinsent has served as an independent director of Horizon since the Business Combination. In 2004. Mr. Pinsent founded St. Arnaud Pinsent Steman Chartered Professional Accountants (“SPS”), a chartered professional accounting firm based out of Edmonton, Alberta, Canada. Before founding SPS, Mr. Pinsent worked for ten years at Ernst & Young LLP, earning his Chartered Accountants designation in 1996. From 1986 to 1994, Mr. Pinsent served as the Controller and Vice President Finance of an Alberta based international retail organization. Mr. Pinsent earned his Bachelor of Education and Bachelor of Commerce (AD) degrees at the University of Alberta, has an ICD.D designation from the Institute of Corporate Directors and became an FCPA in 2013. Mr. Pinsent serves as a board member of Enterprise Group, Inc., a Toronto Stock Exchange listed company that provides specialized equipment and services in the build out of infrastructure for energy, pipeline, and construction industries. He also sits on the board of directors of several private companies and supports numerous non-profit and philanthropic initiatives. He has experience serving as board and audit committee chairs and has extensive experience in compliance and corporate governance in the public markets.

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

Board Composition

Our business and affairs are organized under the direction of our Board. The Board consists of five members. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling, and direction to our management. The Board will meet on a regular basis and additionally as required.

In accordance with our Articles, our Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. The directors are assigned to the following classes:

●	Class I consists of Ms. Nomura and Mr. Pinsent, whose terms will expire at our 2027 annual meeting of shareholders;

●	Class II consists of Mr. O’Neill and Mr. Maris, whose terms will expire at our 2025 annual meeting of shareholders; and

●	Class III consists of Mr. Brandon Robinson, whose term will expire at our 2026 annual meeting of shareholders.

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

Director Independence

As a result of our Class A ordinary shares being listed on the Nasdaq Capital Market, we adhere to the listing rules of Nasdaq in affirmatively determining whether a director is independent. Our Board has consulted, and will consult, with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Board Oversight of Risk

One of the key functions of our Board will be informed oversight of its risk management process. The Board does not currently anticipate having a standing risk management committee, but rather provides oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, our Board will be responsible for monitoring and assessing strategic risk exposure and our audit committee will have the responsibility to consider and discuss the combined company’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee will also monitor compliance with legal and regulatory requirements. Our compensation committee will also assess and monitor whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Committees

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. Our Board adopted a written charter for each of these committees, which complies with the applicable requirements of current Nasdaq Listing Rules. Copies of the charters for each committee are available on the investor relations portion of Horizon’s website. The composition and function of each committee will comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees. A copy of our code of ethics posted on the “Governance —Documents” portion under the “Investors” tab of our website at https://www.horizonaircraft.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only. We also intend to disclose future amendments to, or waivers of, its code of ethics, as and to the extent required by SEC regulations, on our website.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee was at any time one of Horizon’s officers or employees. None of Horizon’s executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of our Board or compensation committee.

Shareholder and Interested Party Communications

Stockholders and interested parties may communicate with our Board, any committee chairperson or the non-management directors as a group by writing to the board or committee chairperson in care of Horizon Aircraft Ltd., 3187 Highway 35, Lindsay, Ontario K9V 4R1 Canada. Each communication will be forwarded, depending on the subject matter, to the Board, the appropriate committee chairperson or all non-management directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our Class A ordinary shares with the SEC by certain deadlines and furnish copies of such reports to us.

Based solely upon a review of those reports and written representations provided to us by all of our directors and executive officers, we believe that during the year ended May 31, 2025, our directors, executive officers and greater than 10% stockholders timely filed all reports they were required to file under Section 16(a), except that one Form 4 relating to two transactions was filed late by Ms. Nomura; one Form 4 relating to one transaction was filed late by each of Mr. Maris and Mr. Pinsent; one Form 3 and two Form 4s covering an aggregate of 17 transactions were filed late by Mr. O’Neill; one Form 4 covering 13 transactions was filed late by Mr. Robinson; one Form 4 covering 13 transactions was filed late by Mr. Merker; one Form 4 covering 13 transactions was filed late by Mr. Lee; one Form 4 relating to four transactions was filed late by Mehana Capital LLC, a 10% shareholder; and two Form 4s covering an aggregate of 20 transactions were filed late by Dustin Shindo.

Item 11. Executive Compensation.

Executive Compensation

We are currently considered an “emerging growth Company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years and an Outstanding Equity Awards at Fiscal Year End Table for our last completed fiscal year. These reporting obligations extend only to the following “named executive officers,” who are the individuals who served as our principal executive officer and the next two most highly compensated executive officers at the end of the fiscal year 2025.

This section discusses material components of the executive compensation programs for Horizon’s executive officers who area named in the “Summary Compensation Table” below. In fiscal year 2025, Horizon’s “named executive officers” and their positions were as follows:

●	Brandon Robinson, Chief Executive Officer;

●	Jason O’Neill, Chief Operating Officer;

●	Brian Merker, Chief Financial Officer;

This discussion may contain forward-looking statements that are based on Horizon’s current plans, considerations, expectations, and determinations regarding future compensation programs.

Summary Compensation Table

The following table contains information pertaining to the compensation of Horizon’s named executives for the years-ending May 31, 2025, and May 31, 2024.

Name and Position	Year	Salary ($CAD)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($CAD)(3)	Non-Equity Incentive Plan Compensation ($CAD)	Non-qualified Deferred Compensation Earnings ($CAD)	All Other Compensation ($CAD)	Total ($CAD)
Brandon	2025	369,036	52,785	102,199	212,000	—	—	—	736,020
Robinson, Chief Executive Officer	2024	270,985	—	—	—	—	—	—	270,985

Jason	2025	254,125	38,250	74,273	156,880	—	—	—	523,528
O’Neill, Chief Operating Officer	2024	212,029	—	—	—	—	—	—	212,029

Brian Merker,	2025	269,583	38,250	84,763	183,320	—	—	—	574,916
Chief Financial Officer	2024	129,108			59,127				188,235

(1)	Amounts reflect awards under the Company’s short-term incentive plan to be satisfied in the form of Class A ordinary shares.

(2)	Amounts reflect the granting of Performance Share Units and the Company’s contribution to each individual under the ESPP (defined below).

(3)	Options vest and become exercisable in three equal installments over a 3-year period. Options granted in the year-ended May 31, 2025, were issued with a strike price equal to $USD0.61. Options granted in the year-ended May 31, 2024, were issued with a strike price equal to $USD0.85.

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

In connection with the Business Combination we adopted the 2023 Equity Incentive Plan, effective January 12, 2024. This plan was amended by the shareholders on December 17, 2024. For additional information about the 2023 Equity Incentive Plan, see the section titled “—Summary of the 2023 Equity Incentive Plan” section of this report.

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

Executive Compensation Arrangements

Employment Agreements

As a result of the Business Combination, Horizon entered into employment agreements with the Horizon’s executive officers: Brandon Robinson (Chief Executive Officer), Jason O’Neill (Chief Operating Officer), and Brian Merker (Chief Financial Officer) (each an “Employment Agreement, and collectively, the “Employment Agreements”).

The Employment Agreements all provide for at-will employment that may be terminated by the employee with thirty days’ notice to Horizon of resignation from employment; by Horizon without notice, payment in lieu of notice, benefit continuation (if applicable) or compensation of any kind, where permitted by the Ontario Employment Standards Act, 2000, as amended from time to time (the “ESA”), which includes willful misconduct, disobedience or willful neglect of duty that is not trivial and has not been condoned by Horizon; or by Horizon with notice or pay in lieu of notice by providing the employee (i) the minimum amount of notice, pay in lieu of notice (or a combination of both), severance pay, vacation pay and benefit continuation (if applicable) and any other entitlements strictly required by the ESA, calculated from the date of the employee’s original employment with Horizon; plus (ii) such additional amount of payment of Base Salary (as defined below) in lieu of notice (“Additional Pay in Lieu of Notice”), as is necessary to ensure that the aggregate of the statutory notice, pay in lieu of notice and severance pay entitlements under (a) above and the Additional Pay in Lieu of Notice under sub-section (ii), (b), at a minimum equals twelve (12) months, and such aggregate shall increase by additional one (1) month payment of the employee’s Base Salary in lieu of notice for each completed year of service from the Effective Date to an overall cumulative maximum of 24 months of Base Salary; plus, (iii) payment of a prorated portion of any bonuses that the employee is eligible to receive as of the date of termination, calculated to the end of the Severance Period based upon the average incentive compensation paid to the employee in the two years prior to the year in which notice of termination is communicated. For the purposes of the Employment Agreements, the period for which an employee receives notice and/or payment, calculated from the date the employee is advised of the termination of his employment, is the “Severance Period.”

If following a Change of Control (as defined in the Employment Agreements), Horizon gives the employee Good Reason to terminate his employment and the related Employment Agreement, and provided the employee exercises that right within two years from the date of the Change of Control, the employee shall be entitled to receive the benefits set forth above, as if the employee’s employment had been terminated on a without cause basis. “Good Reason” means the occurrence of (i) a constructive termination of employment and of the Employment Agreement; (ii) any material and unilateral change in employee’s title, responsibilities, or authority in place at the time of the Change of Control; (iii) any material reduction in the Base Salary paid to employee at the time of the Change of Control; (iv) any termination or material reduction in the aggregate value of the employee benefit programs, including, but not limited to, pension, life, disability, health, medical or dental insurance, in which the employee participated or under which the employee was covered at the time of Change of Control; or (v) the employee’s assignment to any significant, ongoing duties inconsistent with his skills, position (including status, offices, titles and reporting requirements), authority, duties or responsibilities, or any other action by Horizon, which results in material diminution of such position.

The Employment Agreements provide for a base salary of USD$300,000 for E. Brandon Robinson; $CAD275,000 for Brian Merker, and $CAD240,000 for Jason O’Neill (each a “Base Salary”). Possible annual performance bonuses and equity grants under the 2023 Equity Incentive Plan, as amended, are to be determined by Horizon’s compensation committee.

Contractor Agreement

In connection with the Closing of the Business Combination, Horizon entered into a Contractor Agreement (the “Contractor Agreement”), dated January 12, 2024 (the “Effective Date”), by and among Horizon, 2195790 Alberta Inc. (the “Contractor”) and Stewart Lee (the “Keyman”). Pursuant to the Contractor Agreement, the Contractor will be providing certain services (the “Services”) as the Head of People & Strategy through the Keyman. The term of the Contractor Agreement began on the Effective Date and unless earlier terminated, will automatically expire on December 31, 2025 (the “Expiry Date”) and may be extended by mutual agreement in writing. Horizon will pay the Contractor for the performance of the Services fees in the amount of $CAD120.00 per hour (the “Fees”).

The Contractor Agreement may be terminated by mutual agreement; for convenience by either party upon the delivery of, (i) if by the Contractor, 90 calendar days’ prior written notice to Horizon, and if by Horizon, 60 calendar days’ prior written notice to the Contractor; or by Horizon for material breach. Upon the expiration or earlier termination of the Contractor Agreement for any reason, Horizon will provide the Contractor with only the Fees accrued and owing to the Contractor up to and including the Expiry Date or earlier termination date.

Outstanding Equity Awards as of May 31, 2025

The following table sets forth information regarding outstanding option awards held by the named executive officers as of May 31, 2025. The applicable vesting provisions are described in the footnote following the table.

Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price (USD$) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Brandon Robinson(1)	95,476	47,737	—	$0.55	August 2, 2030		$145,835	—	—
	—	400,000	—	$0.61	February 2, 2035	100,000
Jason O’Neill(1)	97,502	48,750	—	$0.55	August 2, 2030	74,000	107,918	—	—
	—	296,000	—	$0.61	February 2, 2035
Brian Merker	33,333	66,667	—	$0.85	May 30, 2034	86,000	125,420	—	—
	—	344,000	—	$0.61	February 2, 2035

(1)	Stock options that expire in 2032 were granted at $CAD0.76 per share and converted for purposes of this table at a foreign exchange rate of USD $1.00 to CAD $1.36.

Director Compensation

Non-employee directors are compensated with a combination of cash and stock. Additionally, we provide reimbursement to our non-employee directors for their reasonable expenses incurred in attending meetings of our Board and its committees.

The following table sets forth information regarding compensation earned during the fiscal year ended May 31, 2025, by each of our non-employee directors who served as a director of the Company during that time, which consists of cash retainers and stock awards:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		All Other Compensation ($)	Total ($)
Trisha Nomura	50,000	(1)	50,000	(1)	—	100,000	(1)
John Maris	40,000	(2)	40,000	(2)	—	80,000	(2)
Joh Pinsent	40,000	(2)	40,000	(2)	—	80,000	(2)

(1)	Expressed in USD $.

(2)	Expressed in CAD $.

Summary of the 2023 Equity Incentive Plan

General.

The purpose of the 2023 Equity Incentive Plan is to secure for Horizon and its shareholders the benefits inherent in share ownership by the employees and directors of Horizon and its affiliates who, in the judgment of the Board, will be largely responsible for its future growth and success, to provide incentives to the interests of employees, officers and directors that align their interests to the interests of the shareholders. These incentives are provided through the grant of stock options, deferred share units, restricted share units (time based or in the form of performance share units) and share awards (collectively, the “Awards”). Capitalized terms used in this section but not defined, shall have the meanings ascribed to them in the 2023 Equity Incentive Plan.

Share Issuance Limits

The aggregate number of ordinary shares that may be subject to issuance under the 2023 Equity Incentive Plan is 5,277,452.

Stock Options

Option Grants

The 2023 Equity Incentive Plan authorizes the board of Horizon to grant options. The number of ordinary shares, the exercise price per ordinary share, the vesting period and any other terms and conditions of options granted pursuant to the 2023 Equity Incentive Plan, from time to time are determined by the board at the time of the grant, subject to the defined parameters of the 2023 Equity Incentive Plan. The date of grant for the Options shall be the date such grant was approved by the Board.

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

Pursuant to the 2023 Equity Incentive Plan, with respect to options held by participants who are not U.S. taxpayers, when the expiry date of an Option occurs during, or within nine (9) business days following, a “blackout period”, the expiry date of such option is deemed to be the date that is ten (10) business days following the expiry of such blackout period. Blackout periods are imposed by Horizon to restrict trading of Horizon’s securities by directors, officers, employees and certain others who hold options to purchase ordinary shares, in accordance with Horizon’s insider trading policy and similar policies in effect from time to time, in circumstances where material non-public information exists, including where financial statements are being prepared but results have not yet been publicly disclosed.

Cashless Exercise Rights

Cashless exercise rights may also be granted under the 2023 Equity Incentive Plan, at the discretion of the Board, to an optionee in conjunction with, or at any time following the grant of, an Option. Cashless exercise rights under the 2023 Equity Incentive Plan effectively allow an optionee to exercise an Option on a “cashless” basis by electing to relinquish, in whole or in part, the right to exercise such Option and receive, in lieu thereof, a number of fully paid Class A ordinary shares. The number of Class A ordinary shares issuable on the cashless exercise right is equal to the quotient obtained by dividing the difference between the aggregate Fair Market Value and the aggregate option price of all ordinary shares subject to such option by the Fair Market Value of one (1) Class A ordinary share.

Termination or Death

If an optionee dies while employed by Horizon, any Option held by him or her will be exercisable for a period of 6 months or prior to the expiration of the Options (whichever is sooner) by the person to whom the rights of the optionee shall pass by will or applicable laws of descent and distribution. If an optionee is terminated for cause, no Option will be exercisable unless the Board determines otherwise. If an optionee ceases to be employed or engaged by Horizon for any reason other than cause or death, then the options will be exercisable for a period of 90 days or prior to the expiration of the Options (whichever is sooner).

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

Deferred Share Units (“DSU”)

DSU Grant

The 2023 Equity Incentive Plan authorizes the Board to grant DSUs, in its sole and absolute discretion in a lump sum amount or on regular intervals to eligible directors. Each DSU grant shall be evidenced by a DSU grant letter which shall be subject to the terms of the 2023 Equity Incentive Plan and any other terms and conditions which the Board deems appropriate. A DSU entitles the recipient to receive, for each DSU redeemed, a cash payment equal to the market value of a share; alternatively, the Company may, at its sole discretion, elect to settle all or any portion of the cash payment obligation by the issuance of Shares from treasury.

Vesting of DSUs

A Participant is only entitled to redemption of a DSU when the eligible director ceases to be a director of the Combined Entity for any reason, including termination, retirement or death. DSUs of an eligible director who is a U.S. Taxpayer shall be redeemed and settled by the Company as soon as reasonably practicable following the separation from service.

Performance Share Units (“PSU”)

PSU Grant

The 2023 Equity Incentive Plan authorizes the Board to grant PSUs, in its sole and absolute discretion in a lump sum amount or on regular intervals to eligible directors. Each PSU grant shall be evidenced by a PSU grant letter which shall be subject to the terms of the 2023 Equity Incentive Plan and any other terms and conditions which the Board deems appropriate. A PSU entitles the recipient to receive, for each PSU redeemed, one Class A ordinary Share.

Vesting of PSUs

A Participant is only entitled to redemption of a PSU when the related PSU vesting conditions have been met, which are defined in the Board’s sole discretion at the time of issuance.

Retirement or Termination

In the event the participant retires, dies or is terminated during the vesting period, any unvested PSU held by the participant shall be terminated immediately, provided, however, that the Board shall have the absolute discretion to accelerate the vesting date.

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

Provisions Applicable to all Grant of Awards

Participation Limits

The aggregate number of ordinary shares that may be issued and issuable under the 2023 Equity Incentive Plan together with any other securities-based compensation arrangements of Horizon, as applicable:

(a)	to insiders shall not exceed 10% of Horizon’s outstanding issue from time to time;

(b)	to insiders within any one-year period shall not exceed 10% of the Horizon’s outstanding issue from time to time; and

(c)	to insiders within any one-year period, shares issuable under Awards under this 2023 Equity Incentive Plan shall not exceed 5% of Horizon outstanding issue from time to time.

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

Nonstatutory Stock Options.

Options granted under the 2023 Equity Incentive Plan will be nonstatutory stock options having no special U.S. tax status. An optionee generally recognizes no taxable income as the result of the grant of such an option. Upon exercise of a nonstatutory stock option, the optionee normally recognizes ordinary income equal to the amount that the fair market value of the shares on such date exceeds the exercise price and Horizon generally will be allowed a compensation expense deduction for the amount that the optionee recognizes as ordinary income. If the optionee is an employee, such ordinary income generally is subject to withholding of income and employment taxes. Upon the sale of stock acquired by the exercise of a nonstatutory stock option, any gain or loss, based on the difference between the sale price and the fair market value on the exercise date, will be taxed as capital gain or loss. No tax deduction is available to Horizon with respect to the grant of a nonstatutory stock option or the sale of the stock acquired pursuant to such grant.

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

Upon the completion of the Business Combination, the 2023 Equity Incentive Plan replaced the Prior Plan. We agreed to exchange outstanding awards under the Prior Plan for Horizon Options that will be governed by the 2023 Equity Incentive Plan.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee was at any time one of Horizon’s officers or employees. None of Horizon’s executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of our Board or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of August 21, 2025, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Class A ordinary shares by:

●	each person known by us to be the beneficial owner of more than 5% of Horizon’s Class A ordinary shares;

●	each of our named executive officers and directors; and

●	each of our officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

In the table below, percentage ownership is based on 39,210,651 Class A ordinary shares outstanding as of August 21, 2025. This table assumes that there are no additional issuances of equity securities, including equity awards that may be issued under the 2023 Equity Incentive Plan.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Class A ordinary shares beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is 3187 Highway 35, Lindsay A6 K9V 4R1, Ontario Canada.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class
Directors and Named Executive Officers
Brandon Robinson(1)(2)	2,545,201	6.5%
Jason O’Neill(3)	765,567	2.0%
Brian Merker(7)	607,294	1.5%
Trisha Nomura	147,565	*
John Maris	56,654	*
John Pinsent	56,654	*
All executive officers and directors as a group (7 individuals)	4,602,832	11.7%

Greater than Five Percent Holders:
Canso Investment Counsel Ltd. (6)	13,308,428	33.9%
Dustin Shindo(8)	3,116,293	7.9%
William George Brumder II(5)	2,750,000	7.0%
Brian Robinson(1)(4)	2,064,925	5.3%

*	Less than 1%.

(1)	Brandon Robinson and Brian Robinson are the directors of Robinson Family Ventures Inc. Brandon Robinson and Brian Robinson may each be deemed to share beneficial ownership of the securities held of record by Robinson Family Ventures Inc. Each of Brandon Robinson and Brian Robinson disclaims any such beneficial ownership except to the extent of his pecuniary interest.

(2)	Includes options to purchase 143,213 shares at a price of $CAD0.76 per share and options to purchase 400,000 shares at $USD0.61 per share. The table reflects the options on a fully vested basis.

(3)	Includes options to purchase 146,252 shares at a price of $CAD0.76 per share and options to purchase 296,000 shares at $USD0.61 per share. The table reflects the options on a fully vested basis.

(4)	Includes options to purchase 117,001 shares at a price of $CAD0.76 per share and options to purchase 80,000 shares at $USD0.61 per share. The table reflects the options on a fully vested basis.

(5)	Based on a Schedule 13G filed July 2, 2025, William George Brumder II is the record holder of the securities reported herein. Includes warrants to purchase 461,788 shares at USD$11.50. The address of William George Brumder II is N. Broadway Avenue, Ste.200, Oklahoma City, OK, 73103.

(6)	Based on a Schedule 13G/A filed on March 6, 2025, by Canso Investment Counsel Ltd. (“Canso”). The shares reported as beneficially owned include (i) 4,819,539 Class A ordinary shares held by Canso and (ii) 8,488,889 Class A ordinary shares issuable to Canso upon the conversion of the Series A Preferred Shares held by Canso. The securities reported to be beneficially owned by Canso are owned of record by certain managed accounts of Canso. These managed accounts have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such securities. The business address of Canso is 100 York Blvd., Suite 550, Richmond Hill, On, L4B 1J8.

(7)	Includes options to purchase 100,000 shares at a price of $USD0.85 per share and options to purchase 344,000 shares at $USD0.61 per share. The table reflects the options on a fully vested basis.

(8)	Based on a Schedule 13D filed on February 26, 2025, by Dustin Shindo. Includes Placement Warrants to purchase 565,375 shares at USD$11.50. The address of Dustin Shindo is 4348 Waialae Ave., #632, Honolulu, HI, 96816

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of August 21, 2025, with respect to our Class A ordinary shares that may be issued, subject to certain vesting requirements, under existing and future awards under the 2023 Equity Incentive Plan.

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (USD)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category
Equity compensation plans approved by security holders	2,483,227	$0.74	2,023,977
Equity compensation plans not approved by security holders	-	-	-
Total	2,483,227		2,023,977

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of certain transactions (including a series of transactions) occurring during the preceding two fiscal years in which the amount involved exceeded the lesser of USD $120 or 1% of the average of our total assets for our two prior fiscal year ends in which any directors, director nominees, executive officers, greater than 5% beneficial owners and their respective immediate family members (each, a “Related Person”) had or will have a direct or indirect material interest, other than the compensation arrangements (including with respect to equity compensation) described in the sections entitled “Executive Compensation” and “Director Compensation”.

We intend to ensure that in accordance with the audit committee charter, that the audit committee shall conduct reasonable prior review and oversight of all related party transactions for potential conflicts of interest, except for transactions involving the compensation of executive officers or directors, which shall be overseen by the compensation committee.

Transactions Related to the Business Combination

Voting Agreement

Simultaneously with the execution of the Business Combination Agreement, the majority shareholder of Horizon entered into a voting agreement with Pono and Legacy Horizon.

Lock-Up Agreements

Certain significant shareholders of Legacy Horizon entered into lock-up agreements (the “Lock-up Agreements”) providing for a lock-up period commencing at the Closing of the Business Combination and ending on the earlier of (x) six months from the Closing, (y) the date Pono consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of Pono’s shareholders having the right to exchange their Pono ordinary shares for cash, securities or other property and (z) the date on which the closing sale price of Pono ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the Closing. In connection with the Closing, Pono, Legacy Horizon, and the Sponsor waived lockup restrictions on approximately 1.69 million shares held by a non-affiliate Horizon shareholder. The six-month anniversary of the Closing elapsed on July 12, 2024, and the associated restrictions were removed.

Director Indemnity Agreements

In connection with the Closing, each of the members of the Board entered into an Indemnity Agreement with Horizon (collectively, the “Director Indemnity Agreements,” and each, a “Director Indemnity Agreement”).

Pursuant to Horizon’s Articles, subject to the BCBCA, Horizon must indemnify a director, former director or alternate director of Horizon and his or her heirs and legal personal representatives against all eligible penalties to which such person is or may be liable, and Horizon must, after the final disposition of an eligible proceeding, pay the expenses actually and reasonably incurred by such person in respect of that proceeding.

Non-Competition Agreements

On January 12, 2024, Horizon, Legacy Horizon, and each of E. Brandon Robinson, Jason O’Neill, Brian Merker, and Stewart Lee entered into non-competition and non-solicitation agreements (the “Non-Competition and Non-Solicitation Agreements”), pursuant to which such persons and their affiliates agreed not to compete with Horizon during the two-year period following the Closing and, during such two-year restricted period, not to solicit employees or customers or clients of such entities. The Non-Competition and Non-Solicitation Agreements also contain customary non-disparagement and confidentiality provisions.

Registration Rights Agreement

In connection with the Business Combination, on January 12, 2024, Pono, Legacy Horizon, the Sponsor, the executive officers and directors of Pono immediately prior to the consummation of the Business Combination (with such executive officers and directors, together with the Sponsor, the “Sponsor Parties”), and an existing shareholder of Horizon (such party, together with the Sponsor Parties, the “Investors”) entered into a registration rights agreement (the “Registration Rights Agreement”) to provide for the registration of Class A ordinary shares issued to them in connection with the Business Combination. We filed a registration statement on Form S-1 to register the shares covered by the Registration Rights Agreement, and on April 4, 2025, a registration statement on Form S-3 was declared effective by the SEC, registering such shares for resale (the “Resale Registration Statement”). Horizon bore the expenses incurred in connection with the filing of the registration statements.

Employment Agreements and Other Transactions with Executive Officers

Horizon has entered into employment agreements and contractor agreements with certain of its executive officers and reimburses affiliates for reasonable travel-related expenses incurred while conducting business on behalf of Horizon. See the section entitled “Executive Compensation — Executive Compensation Arrangements — Employment Agreements” and — “Contractor Agreement.”

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

Services Proposal with 3C

On April 4, 2025, 3C delivered a services proposal to Horizon in support of the Company’s Cavorite X7 certification program (the “Proposal”). The Proposal outlines pricing for a range of services including certification planning, technical documentation, and regulatory engagement. Horizon is not obligated to engage 3C for any of the services listed in the Proposal and retains full discretion to select specific services or phase their delivery. To date, Horizon has engaged 3C to perform services at a cost of $60. John Maris, one of Horizon’s directors is the Chief Executive Officer of 3C.

Related Party Policy

Our code of ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of Class A ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

Item 14. Principal Accountant Fees and Services.

On May 20, 2025, Horizon’s audit committee approved the continued engagement of MNP LLP (“MNP”) as the Company’s independent registered public accounting firm for the Company’s fiscal year-ended May 31, 2025. As previously disclosed, on April 2, 2024, the Company dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm.

Fees Paid to Independent Registered Public Accounting Firm

The following table provides information regarding the fees billed by MNP for the fiscal years ended May 31, 2025 and 2024 (000’s CAD).

	2025	2024
Audit Fees (1)	166	54
Audit-Related Fees (2)	44	-
Tax Fees (3)	17	35
All Other Fees (4)	-	-

Fees Paid to Prior Independent Registered Public Accounting Firm

The following table provides information regarding the fees billed by the Company’s previous independent registered public accounting firm, Marcum, for the fiscal year ended May 31, 2024 (000’s CAD).

	2024
Audit Fees (1)		$271
Audit-Related Fees (2)		$55
Tax Fees (3)	$	nil
All Other Fees (4)	$	nil

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

Audit Committee Pre-Approval Policy and Procedures

The audit committee has pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Horizon’s audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

NEW HORIZON AIRCRAFT LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of New Horizon Aircraft Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of New Horizon Aircraft Ltd. (the “Company”) as at May 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended May 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at May 31, 2025 and 2024, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Mississauga, Canada

August 21, 2025

NEW HORIZON AIRCRAFT LTD.

CONSOLIDATED BALANCE SHEETS

AS AT MAY 31, 2025 AND MAY 31, 2024

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT SHARE AMOUNTS

	May 31, 2025	May 31, 2024

Assets:
Current assets:
Cash and cash equivalents	$7,547	$1,816
Prepaid expenses	530	2,431
Accounts receivable	96	417
Total current assets	8,173	4,664
Operating lease assets	30	75
Property and equipment, net	209	205
Total Assets	$8,412	$4,944

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$679	$715
Accrued liabilities	625	574
Operating lease liabilities	22	44
Total current liabilities	1,326	1,333
Forward Purchase Agreement	—	20,938
Warrant liabilities	4,488	576
Operating lease liabilities	8	30
Total Liabilities	5,822	22,877

Shareholders’ Equity (Deficit):
Class A ordinary shares, no par value; 100,000,000 shares authorized; 32,325,709 issued and outstanding (18,607,931 as of May 31, 2024)	84,562	74,406
Preferred shares, no par value; unlimited authorized; 4,500 issued and outstanding (nil as of May 31, 2024)	6,277	—
Additional paid-in capital	(78,766)	(77,656)
Accumulated deficit	(9,483)	(14,683)
Total Shareholders’ Equity (Deficit)	2,590	(17,933)
Total Liabilities and Shareholders’ Equity (Deficit)	$8,412	$4,944

The accompanying notes are an integral part of these consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS

	For the year-ended
	May 31, 2025	May 31, 2024
Operating expenses
Research and development	$3,660	$880
General and administrative	9,925	3,744
Total operating expenses	13,585	4,624
Loss from operations	(13,585)	(4,624)
Other expenses (income)	10	(575)
Interest (income) expense, net	(123)	163
Change in fair value of Warrants	1,988	(394)
Change in fair value of Forward Purchase Agreement	740	4,342
Termination of Forward Purchase Agreement	(21,400)	-
Total other (income) expenses	(18,785)	3,536
Income (Loss) before income taxes	5,200	(8,160)
Income tax expense	-	-
Net Income (Loss)	$5,200	$(8,160)

Income (loss) per share:
Basic:	$0.20	$(0.76)
Diluted:	$0.17	$(0.76)

Shares used in computing Income (loss) per share:
Basic:	25,844,200	10,717,378
Diluted:	30,760,145	10,717,378

The accompanying notes are an integral part of these consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT SHARE AMOUNTS

	Class A Ordinary Shares		Class B Ordinary Shares		Preferred Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2024	18,607,931	$74,406	—	$—	—	$—	$(77,656)	$(14,683)	$(17,933)
Stock-based Compensation	—	—	—	—	—	—	815	—	815
Net Income	—	—	—	—	—	—	—	5,200	5,200
Incentive Shares Issued	220,549	677	—	—	—	—	—	—	677
General Warrant Issuance	—	—	—	—	—	—	(5,157)	—	(5,157)
Pre-Funded Warrants Exercised	3,000,000	1,925	—	—	—	—	—	—	1,925
General Warrant Exercise	2,590,000	2,787	—	—	—	—	3,232	—	6,019
Class A Shares ordinary Issued under Sales Agreement	940,562	880	—	—	—	—	—	—	880
Other Class A ordinary Shares Issued	6,966,667	3,887	—	—	—	—	—	—	3,887
Preferred Shares Issued	—	—	—	—	4,500	6,277	—	—	6,277
Balance at May 31, 2025	32,325,709	$84,562	—	$—	4,500	$6,277	$(78,766)	$(9,483)	$2,590

	Class A Ordinary Shares		Class B Ordinary Shares		Non-Voting Common Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2023	5,075,420	$5,083	1,062,244	$—	168,832	$—	$55	$(6,523)	$(1,385)
Stock-based Compensation	—	—	—	—	—	—	66	—	66
Net Loss	—	—	—	—	—	—	—	(8,160)	(8,160)
Placement Warrant Issuance	—	—	—	—	—	—	(970)	—	(970)
Conversion of Convertible Debentures	—	—	517,352	1,496	—	—	—	—	1,496
Conversion of Convertible Notes Payable	—	—	1,253,770	6,843	—	—	—	—	6,843
Issuance of Service Shares	—	—	385,297	1,558	—	—	—	—	1,558
Legacy Horizon Share Exchange	3,588,869	9,897	(3,218,663)	(9,897)	(168,832)	—	—	—	—
New Horizon Shares on Effective Date	7,639,434	56,720	—	—	—	—	(76,807)	—	(20,087)
Incentive Shares	954,013	—	—	—	—	—	—	—	—
Capital Markets Advisory Shares	965,179	2,706	—	—	—	—	—	—	2,706
Underwriter Shares Issued	385,016	—	—	—	—	—	—	—	—
Balance at May 31, 2024	18,607,931	$74,406	—	$—	—	$—	$(77,656)	$(14,683)	$(17,933)

The accompanying notes are an integral part of these consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

EXPRESSED IN CANADIAN DOLLAR 000’S

	Year-ended
	May 31, 2025	May 31, 2024
Cash Flows from Operating Activities:
Net Income (loss)	$5,200	$(8,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138	56
Stock-based compensation	1,492	66
Non-cash interest	—	196
Registered Share Offering Costs	290	—
Change in fair value of Forward Purchase Agreement	740	4,342
Gain on Termination of Forward Purchase Agreement	(21,400)	—
Change in Warrant liability	1,988	(394)
Changes in operating assets and liabilities:
Prepaid expenses	1,901	278
Accounts receivable	321	(402)
Accounts payable	(36)	184
Accrued liabilities	51	526
Operating leases	3	—
Net cash used in operating activities	(9,312)	(3,308)

Cash Flows used in Investing Activities:
Purchase of property and equipment	(142)	(209)
Net cash used in investing activities	(142)	(209)

Cash Flows from Financing Activities:
Finance lease payments	—	18
Proceeds from issuance of Convertible debentures	—	6,700
Outflow from Business Combination	—	(1,573)
Repayment of Term loan	—	(40)
Net Proceeds from Sales Agreement	880	—
Proceeds from Registered Securities Offering	3,947	—
Registered Share Offering Costs	(510)	—
Net Proceeds from Issuance of Class A Ordinary Shares	2,082	—
Net Proceeds from Issuance of Preferred Shares	6,277	—
Forward Purchase Agreement termination	(278)	—
Proceeds from warrants exercised	2,787	—
Net cash provided by financing activities	15,185	5,105

Net Change in Cash and Cash Equivalents	5,731	1,588
Cash and Cash Equivalents - Beginning of year	1,816	228
Cash and Cash Equivalents - End of year	$7,547	$1,816

Taxes paid	$—	$—
Conversion of Convertible debentures	$—	$1,496
Interest paid	$1	$23

The accompanying notes are an integral part of these consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS

NOTE 1. Organization and Nature of Business

Organization and Nature of Business

New Horizon Aircraft Ltd. (the “Company”, “Horizon”, “we,” “us” or “our”), a British Columbia corporation, with headquarters located in Lindsay, Ontario, is an aerospace company. The Company is a former blank check company incorporated on March 11, 2022, under the name Pono Capital Three, Inc. (“Pono”), as a Delaware corporation, subsequently redomiciled in the Cayman Islands on October 14, 2022, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination.

The Company has designed and developed a hybrid-electric vertical takeoff and landing (“eVTOL”) prototype aircraft for use in future regional air mobility (“RAM”) networks.

Business Combination

On February 14, 2023, the Company consummated an initial public offering (“IPO”). On January 12, 2024 (the “Closing date”), the Company consummated a merger (the “Merger”) with Pono Three Merger Acquisitions Corp., a British Columbia company (“Merger Sub”) and wholly-owned subsidiary of Pono, with and into Robinson Aircraft Ltd. (“Robinson”) pursuant to an agreement and plan of merger, dated as of August 15, 2023, (as amended by a Business Combination Agreement Waiver, dated as of December 27, 2023) by and among Pono, Merger Sub, Horizon, and Robinson.

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

Robinson incurred $3.1 million in transaction costs, satisfied by a combination of cash and common stock, consisting of banking, legal, and other professional fees, and assumed a $16.6 million derivative liability related to a Forward Purchase Agreement, $1.0 million warrant liability, and $0.4 million of accounts payable from Pono.

January 12, 2024
Forward Purchase Agreement	$16,596
Warrant Liability	970
Accounts Payable	360
Net Liabilities Assumed	$17,926

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make judgements, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making judgements, estimates, and assumptions requires management to exercise significant approximations. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating an estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Management believes the most significant judgements, estimates, and assumptions for the period include those in connection with Financial Instruments, Business Combinations, Going Concern, and stock-based compensation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of May 31, 2025, and May 31, 2024.

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

Net Income (loss) Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Stock options, Convertible debentures, and Convertible promissory notes were excluded from the computation of diluted net income (loss) per share for the year-ending May 31, 2024, as including them would have been anti-dilutive.

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

Stock-based Compensation

Our stock-based compensation awards consist of stock options and performance share units (“PSU’s”) granted to employees and non-employees. We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the measurement and recognition of compensation expense for all stock-based compensation awards to be based on the grant date fair values of the awards. We estimate the fair value of share options using the Black-Scholes option-pricing model. The value of the award is recognized as expense over the requisite service period on a straight-line basis. Determining the grant date fair value of the awards using the Black-Scholes option-pricing model requires management to make assumptions and judgments, including but not limited to the following:

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

Vesting conditions — We have evaluated the likelihood of vesting in recognition of stock-based compensation awards.

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

The Company’s Forward Purchase Agreement was recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognized the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement was measured at fair value using a simulation model. The Forward Purchase Agreement was terminated on November 1, 2024.

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

Public Warrants

The measurement of the Public Warrants as of May 31, 2025, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “HOVRW.” The quoted price of the Public Warrants was $0.08 per warrant as of May 31, 2025.

Government Grants

The Company receives payments from government entities primarily for research and development deliverables as part of ongoing development of the Company’s technology and future services offering. Under the Company’s accounting policy for government grants received as a payment for research and development services, grants are recognized on a systematic basis over the periods in which these services are provided and are presented as other income in the statement of operations. Effective June 1, 2021, the Company adopted ASU 832, Government Assistance.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses, interim segment profit or loss and assets, and how the CODM uses reported segment profit or loss information in assessing segment performance and allocating resources. The Company adopted ASU 2023-07 effective June 1, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information related to the income tax rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. The update is effective for annual periods beginning after December 15, 2024, on a prospective basis, and retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its disclosures within its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories in the notes to the financial statements. The update is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The update can be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any of all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures within its consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s financial statements.

NOTE 4. Balance Sheet Components

Property and Equipment, net

Property and equipment consist of the following (in 000’s CAD):

	Year-Ended
	May 31, 2025	May 31, 2024
Computer Equipment	$103	$66
Leasehold Improvements	123	17
Tools and Equipment	—	48
Website Development	152	152
Vehicles	16	16
	394	299
Accumulated Depreciation	(185)	(94)
Total Property and Equipment, net	$209	$205

Depreciation expenses of $138 for the year ended May 31, 2025 (May 31, 2024 - $56), has been recorded in the consolidated statements of operations, of which $70 (May 31, 2024 - $29) was recorded in Research and Development expenses with the remainder in General and Administrative expenses.

Prepaid Expenses

Prepaid Expenses consisted of the following (in 000’s CAD):

	May 31, 2025	May 31, 2024
Prepaid insurance	$436	$482
Prepaid rent	1	1
Prepaid software	4	10
Prepaid capital market services	89	1,938
Total Prepaid expenses	$530	$2,431

Accrued Expenses

Accrued Expenses consisted of the following (in 000’s CAD):

	May 31, 2025	May 31, 2024
Accrued professional fees	$439	$406
Accrued employee costs	171	84
Other accrued expenses	15	84
Total Accrued expenses	$625	$574

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

Operating lease expense is recognized on a straight-line basis over the lease term. The weighted-average remaining lease term is 1 year as of May 31, 2025. There were no new leases entered into during the year-ended May 31, 2025.

The Company’s lease costs were as follows (in 000’s CAD):

	May 31, 2025	May 31, 2024
Operating lease cost	$58	$51
Short-term lease cost	6	8
Total Lease cost	$64	$59

The Company’s weighted-average remaining lease term and discount rate as of May 31, 2025, and May 31, 2024, was as follows:

	Year Ended
	May 31, 2025	May 31, 2024
Weighted-average remaining lease term (years)	1	2
Weighted-average discount rate	10%	10%

The minimum aggregate future obligations under the Company’s non-cancellable operating leases as of May 31, 2025, were as follows (in 000’s CAD):

May 31, 2024
fiscal 2026	24
fiscal 2027	8
fiscal 2028 and thereafter	-
Total future lease payments	32
Less: imputed interest	(2)
Present value of future lease payments	$30

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

During the year ended May 31, 2025, the Company recorded and paid interest expenses of $nil (May 31, 2024 - $15). The Company repaid the loan in its entirety including all accrued interest on November 9, 2023.

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

The Company recorded $nil of interest expenses related to these Convertible Notes payable during the year ended May 31, 2025 (May 31, 2024 – $143).

NOTE 9. Segmented Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates as a single operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis. The CODM uses net income (loss) for purposes of making operating decisions, allocating resources, and evaluating financial performance. Given the Company’s pre-revenue operating stage, it currently has no concentration exposure to products, services, or customers. Segmented asset information is not used by the CODM to allocate resources.

NOTE 10. Term Loan

In May 2020, the Company received a $40 line of credit (“CEBA LOC”) under the Canada Emergency Business Account program funded by the Government of Canada. The CEBA LOC was non-interest bearing and could be repaid at any time prior to January 18, 2024, without interest or penalty. The Company repaid this loan in December 2023.

NOTE 11. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2025, and May 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
May 31, 2025
Liabilities
Derivative Liability - Warrants	$4,488	$1,264	$—	$3,224
Total	$4,488	$1,264	$—	$3,224

Description	Amount at Fair Value	Level 1	Level 2	Level 3
May 31, 2024
Liabilities
Derivative Liability - Forward Purchase Agreement	$20,938	$—	$—	$20,938
Derivative Liability - Warrants	$576	$549	$—	$27
Total	$21,514	$549	$—	$20,965

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

As outlined in note 12, 5,800,000 warrants were issued on August 21, 2024, of which 3,210,000 remain outstanding as of May 31, 2025. The following table provides quantitative information regarding Level 3 fair value measurements inputs related to these Warrant liabilities at their measurement dates:

	May 31, 2025	August 21, 2024
Redemption Price (USD)	$0.75	$0.75
Stock Price (USD)	$1.06	$0.96
Volatility	76%	76%
Term (years)	4.2	5.0
Risk-free rate	4.42%	3.61%

The change in the fair value of the assets and liabilities, measured with Level 3 inputs, for the year ended May 31, 2025, and May 31, 2024, are summarized as follows:

	May 31, 2025	May 31, 2024
Fair value Derivative Liability - Opening	$20,965	$16,641
Change in fair value of Forward Purchase Agreement	740	4,342
Termination of Forward Purchase Agreement	(21,678)	-
Additional Warrant Liabilities incurred	5,157	-
Warrant Exercises	(3,223)	-
Change in fair value of Warrant Liabilities	1,263	(18)
Fair value Derivative Liability - Closing	$3,224	$20,965

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

On August 21, 2024, the Company completed a registered securities offering (“RSO”) by issuing 2,800,000 Class A ordinary shares, 3,000,000 Pre-Funded Warrants (“PFW’s”), and 5,800,000 warrants. The proceeds received by the Company are summarized below:

Gross Proceeds - Class A Shares	$1,906
Gross Proceeds - PFW’s	2,041
Gross Proceeds - Warrant Exercises	2,787
Direct costs	(510)
Net Proceeds	$6,224

PFW’s may be exercised by warrant holders at any time at a nominal exercise price as they were funded in connection with the RSO. Upon exercise, each PFW may be exchanged for one Class A ordinary share. All 3 million PFW’s were exercised during the year-ended May 31, 2025.

Warrant holders exercised 2,590,000 warrants in exchange for 2,590,000 Class A ordinary shares for proceeds of $2,787 during the year-ended May 31, 2025.

As of May 31, 2025, there were warrants outstanding of 12,065,375 at an exercise price of $11.50 USD and 3,210,000 at an exercise price of $0.75 USD to purchase an equivalent number of Class A ordinary shares.

A summary of warrant activity for the Company is as follows:

	Number of Warrants	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (USD)
Outstanding warrants May 31, 2024	12,065,375	$11.50	4.0	$-
Issued August 21, 2024	8,800,000	$0.49	4.3	-
Exercised	(5,590,000)	$0.35	4.7	-
Outstanding warrants May 31, 2025	15,275,375	$9.24	3.7	$995

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

The Series A Preferred Shares are convertible, at the option of the holder and without additional consideration, into Class A ordinary Shares on a one for 2222.222222 basis. The proceeds received by the Company are summarized below:

Gross Proceeds - Class A Shares	$2,100
Gross Proceeds - Preferred Shares	6,300
Direct costs	(41)
Net Proceeds	$8,359

In March 2025 the Company filed a shelf registration statement on Form S-3 with the SEC and a related prospectus pursuant to which it may, from time to time, sell shares of its Class A ordinary shares, having an aggregate value of up to $6.25 million USD, pursuant to a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with a placement agent for the sale of its Class A ordinary shares. During the year-ended May 31, 2025, the Company sold 940,562 shares of Class A ordinary shares under the Sales Agreement for net proceeds of $880. As of May 31, 2025, the Company had $7,529 remaining eligible for sales under the Sales Agreement.

On June 27, 2025, we filed a prospectus supplement to increase the maximum aggregate offering price of the Class A ordinary shares issuable under the Sales Agreement to up to an additional aggregate $16.5 million USD of Class A ordinary shares.

During the year-ended May 31, 2025, the Company incurred $528 in general and administrative costs relating to 689,371 of Class A ordinary shares to be issued at a future date for services rendered. This has been recorded as a component of Shareholders’ Equity.

NOTE 13. Stock-based Compensation

In August 2022, the Company established a Stock Option Plan, superseded by the 2023 Equity Incentive Plan (the “Option Plan”), under which the Company’s Board of Directors may, from time-to-time, in its discretion, grant stock options to directors, officers, consultants and employees of the Company.

Stock options outstanding vest in equal tranches over a period of three years. During the year-ended May 31, 2025, the Company granted 1,520,000 stock options (May 31, 2024 – 100,000). The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	May 31, 2025		May 31, 2024
Stock price	USD$	0.27 - 0.61	USD$	0.85
Risk-free interest rate		3.8% - 4.5%		4.5%
Term (years)		5		5
Volatility		76%		85%
Forfeiture rate		0%		0%
Dividend yield		0%		0%

A summary of stock option activity for the Company is as follows:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding stock options May 31, 2024	685,230	$0.60	6.5	$139
Issued October 4, 2024	180,000	$0.27	9.6	$196
Issued February 3, 2025	1,340,000	$0.61	9.9	$830
Outstanding stock options May 31, 2025	2,205,230	$0.58	8.4	$1,340
Exercisable as of May 31, 2025	425,820	$0.57	5.5	$289

During the year-ended May 31, 2025, the Company recorded stock-based compensation expenses of $253 (May 31, 2024 - $66) relating to stock options and $677 relating to shares issued for services (May 31, 2024 – nil). The weighted average grant date fair value of the stock options issued was $0.61 USD (May 31, 2024 - $0.59 USD).

On February 3, 2025, the Company issued 335,000 Performance Share Units (“PSU’s”) that vest upon achievement of 100% Total Shareholder Return. The Company has determined that this vesting condition is highly probable and accordingly has recognized the entirety of the associated $562 in compensation costs related to these PSU’s during the year-ended May 31, 2025.

NOTE 14. Net Income (Loss) per Share Attributable to Common Stockholders

The Company computes net income (loss) per share using the two-class method. Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, Convertible debentures, PSU’s, and Warrants. Certain Stock options, Convertible debentures, PSU’s, and Warrants were excluded from the computation of diluted net income (loss) per share as including them would have been anti-dilutive.

The following outlines the Company’s basic and diluted loss per share for the year-ended May 31, 2025, and May 31, 2024 (000’s CAD, except share amounts):

	Year Ended
	May 31, 2025	May 31, 2024
Income (loss) per share:
Basic:	$0.20	$(0.76)
Diluted:	$0.17	$(0.76)

Shares used in computing Income (loss) per share:
Basic:	25,844,200	10,717,378
Diluted:	30,760,145	10,717,378

NOTE 15. Grants and Subsidies

Green Fund

In August 2024, the Company entered into a funding agreement with the Downsview Aerospace Innovation and Research Centre (“DAIR”). DAIR selected the Company with a project on the Engineering of an eVTOL wing. The funding approved to the Company was $75, of which $50 was invoiced and recorded as a reduction in Research and Development costs in the consolidated financial statements for the year-ended May 31, 2025. As of May 31, 2025, $25 of this grant has been received.

Innovation Grant

In January 2022, the Company entered into a Market Research Investment Agreement (the “Agreement”) with Collaboration.Ai, a company engaged with the United States Operations Command and the U.S. Air Force to administer selection and awards for the AFWERX Challenge program to foster innovation within the services. In connection with the Agreement, the Company will provide research, development, design, manufacturing, services, support, testing, integration, and equipment in aid of delivery of market research in accordance with one or more statements of work or market research plans. A fixed fee fund of $366 was approved. As of May 31, 2025, the Company had received $235 of this amount.

Scientific Research and Experimental Development

In connection with the year-ended May 31, 2024, the Company filed an application for Scientific Research and Experimental Development (“SRED”) credits with the Canadian federal government in the amount of $307. This amount was received in August 2024.

NOTE 16. INCOME TAXES

The Company accounts for income taxes according to the provisions of ASC 740, which prescribes an asset and liability approach for computing deferred income taxes. Reconciliations of incomes taxes computed at the statutory combined Canadian federal and provincial statutory income tax rate of 26.5% to the effective tax rate for the years ended May 31, 2025, and 2024, are as follows:

	Year Ended
	May 31, 2025	May 31, 2024
Income (Loss) before income taxes	$5,200	$(8,160)

Expected income tax (recovery) expense	1,377	(2,203)
Change in fair value of Financial Instruments and other non-deductible expenses	(4,660)	1,094
Change in valuation allowance	3,223	1,109
Income tax (recovery)	$-	$-

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

The following table summarized the components of deferred tax:

	May 31, 2025	May 31, 2024
Deferred Tax Assets
Finance Lease Liabilities	$8	$20
Operating tax losses carried forward	4,885	1,742
Property and equipment	231	19
Other tax pools	16	96
Valuation allowance	(5,140)	(1,857)
Net Deferred Tax Assets	8	20

Deferred Tax Liabilities
Right of Use assets	(8)	(20)
Total Deferred Tax Liabilities	(8)	(20)
Net Deferred Tax Asset (Liability)	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain. The valuation allowance increased by $3,223 for the year-ended May 31, 2025 (May 31, 2024 - $1,109). This is primarily due to the increase of federal, provincial, and state net operating losses.

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

NOTE 17. RELATED PARTY TRANSACTIONS

During the year-ended May 31, 2025, the Company paid $8 for facility design services to the spouse of an executive officer. Also during the year-ended May 31, 2025, the Company paid $60 for aircraft certification services provided by an organization that a Director is the CEO and shareholder.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 1, 2025, through to the date of this filing Form 10-K and determined that there have been no reportable subsequent events.

EXHIBIT INDEX

Exhibit No.	Description
2.1†	Business Combination Agreement, dated August 15, 2023, by and among Pono Capital Three, Inc., Pono Three Merger Acquisitions Corp., and Robinson Aircraft, Ltd. d/b/a Horizon Aircraft (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on August 15, 2023)
3.1	New Horizon Articles (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on December 20, 2024)
3.2	Notice of Articles (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on December 20, 2024)
4.1	Warrant Agreement, dated February 9, 2023, by and between Pono Capital Three, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A, filed by New Horizon Aircraft Ltd. on August 15, 2024)
4.3*	Description of Securities
10.1	Form of Subscription Agreement for the PIPE investment (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Pono Capital Three, Inc. on January 3, 2024)
10.2+	New Horizon Aircraft Ltd. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.3+*	First Amendment to the New Horizon Aircraft Ltd. 2023 Equity Incentive Plan
10.4	Registration Rights Agreement, dated January 12, 2024, by and between Pono Capital Three, Inc. and parties thereto (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.5	Registration Rights Agreement, dated February 9, 2023, by and among Pono Capital Three, Inc. and certain security holders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023)
10.6	Form of Lockup Agreement (incorporated by reference to Exhibit 10.5 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.7	Placement Unit Purchase Agreement, dated February 9, 2023, between Pono Capital Three, Inc. and Mehana Capital LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023)
10.8	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.10 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.9	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.10+	Employment Agreement, dated January 19, 2024, by and between New Horizon Aircraft Ltd. and E. Brandon Robinson (incorporated by reference to Exhibit 10.12 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.11+	Employment Agreement, dated January 11, 2024, by and between New Horizon Aircraft Ltd. and Jason O’Neill (incorporated by reference to Exhibit 10.13 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.12+	Employment Agreement, dated January 12, 2024, by and between New Horizon Aircraft Ltd. and Brian Merker (incorporated by reference to Exhibit 10.14 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.13+	Contractor Agreement, dated January 19, 2024, by and between New Horizon Aircraft Ltd., 2195790 Alberta Inc., and Stewart Lee (incorporated by reference to Exhibit 10.16 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.14	Forward Purchase Agreement Confirmation Amendment, dated February 14, 2024, by and between the Company and Meteora (incorporated by reference to Exhibit 10.1 of Form 8-K filed by New Horizon Aircraft Ltd. on February 21, 2024)
10.15	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration Statement on Form S-1, filed by New Horizon Aircraft Ltd. on June 24, 2024)

Exhibit No.	Description
10.16	Form of Warrant Amendment (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on September 5, 2024)
10.17	Mutual Termination Agreement, dated November 1, 2024, by and between the Company and Seller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on November 7, 2024)
10.18	Form of Subscription Agreement, dated December 18, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on December 20, 2024)
10.19	Amendment to Subscription Agreement, dated January 10, 2025, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on January 13, 2025)
10.20	Sales Agreement, by and between the Company and JonesTrading Institutional Services LLC. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3, filed by New Horizon Aircraft Ltd. on February 14, 2025)
19	New Horizon Aircraft Ltd. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed by New Horizon Aircraft Ltd. on August 15, 2024)
21	Subsidiaries of New Horizon Aircraft Ltd. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed by New Horizon Aircraft Ltd. on March 28, 2024)
23.1*	Consent of MNP LLP, independent registered public accounting firm
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K, filed by New Horizon Aircraft Ltd. on March 28, 2024)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed with this Report.
**	Furnished with this Report.
+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Horizon Aircraft Ltd.

Date: August 22, 2025		/s/ Brandon Robinson
	Name:	Brandon Robinson
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ E. Brandon Robinson	Chief Executive Officer and Director	August 22, 2025
E. Brandon Robinson	(Principal Executive Officer)

/s/ Brian Merker	Chief Financial Officer	August 22, 2025
Brian Merker	(Principal Financial Officer and Accounting Officer)

/s/ Jason O’Neill	Chief Operating Officer and Director	August 22, 2025
Jason O’Neill

/s/ Trisha Nomura	Director	August 22, 2025
Trisha Nomura

/s/ John Maris	Director	August 22, 2025
John Maris

/s/ John Pinsent	Director	August 22, 2025
John Pinsent