Form 10-Q
period 2025-08-31
New Horizon Aircraft Ltd.
filed 2025-10-10
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

As of October 10, 2025, there were 40,967,563 of the registrant’s Class A ordinary shares, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS AT AUGUST 31, 2025 AND MAY 31, 2025

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT SHARE AMOUNTS; UNAUDITED

	August 31, 2025	May 31, 2025

Assets:
Current assets:
Cash and cash equivalents	$16,267	$7,547
Prepaid expenses	372	530
Accounts receivable	81	96
Total current assets	16,720	8,173
Operating lease assets	25	30
Property and equipment, net	298	209
Total Assets	$17,043	$8,412

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$382	$679
Accrued liabilities	1,692	625
Operating lease liabilities	23	22
Total current liabilities	2,097	1,326
Warrant liabilities	4,131	4,488
Operating lease liabilities	2	8
Total Liabilities	6,230	5,822

Shareholders’ Equity (Deficit):
Class A ordinary shares, no par value; unlimited shares authorized; 39,558,366 issued and outstanding (32,325,709 as of May 31, 2025)	96,587	84,562
Preferred shares, no par value; unlimited shares authorized; 4,500 issued and outstanding (4,500 as of May 31, 2025)	6,277	6,277
Additional paid-in capital	(71,665)	(78,766)
Accumulated deficit	(20,386)	(9,483)
Total Shareholders’ Equity (Deficit)	10,813	2,590
Total Liabilities and Shareholders’ Equity (Deficit)	$17,043	$8,412

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS; UNAUDITED

	For the three months ended
	August 31, 2025	August 31, 2024
Operating expenses
Research and development	$2,719	$297
General and administrative	3,190	2,408
Total operating expenses	5,909	2,705
Loss from operations	(5,909)	(2,705)
Other expenses (income)	(25)	29
Interest expense (income), net	(118)	(11)
Change in fair value of Warrants	5,137	5
Change in fair value of Forward Purchase Agreement	-	183
Total other expenses	4,994	206
Loss before income taxes	(10,903)	(2,911)
Income tax expense	-	-
Net Loss	$(10,903)	$(2,911)

Basis and diluted weighted average Class A ordinary shares outstanding	37,135,908	19,246,089
Basic and diluted net loss per Class A ordinary share	$(0.29)	$(0.15)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT SHARE AMOUNTS; UNAUDITED

	Class A Ordinary Shares		Preferred Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2025	32,325,709	$84,562	4,500	$6,277	$(78,766)	$(9,483)	$2,590
Stock-based Compensation	—	—	—	—	1,608	—	1,608
Net Loss	—	—	—	—	—	(10,903)	(10,903)
Incentive Shares Issued	887,447	802	—	—	—	—	802
Warrant Exercises	2,900,000	2,970	—	—	5,493	—	8,463
Class A Ordinary Shares Issued under Sales Agreement	3,445,210	8,253	—	—	—	—	8,253
Balance at August 31, 2025	39,558,366	$96,587	4,500	$6,277	$(71,665)	$(20,386)	$10,813

	Class A Ordinary Shares		Preferred Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2024	18,607,931	$74,406	—	$—	$(77,656)	$(14,683)	$(17,933)
Stock-based Compensation	—	—	—	—	26	—	26
Net Loss	—	—	—	—	—	(2,911)	(2,911)
Warrant Issuance	—	—	—	—	(5,157)	—	(5,157)
Pre-Funded Warrants	—	—	—	—	1,925	—	1,925
Class A ordinary shares issued	2,800,000	1,799	—	—	—	—	1,799
Warrant Exercises	45,000	44	—	—	—	—	44
Incentive Shares Issued	66,316	74	—	—	—	—	74
Balance at August 31, 2024	21,519,247	$76,323	—	$—	$(80,862)	$(17,594)	$(22,133)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

EXPRESSED IN CANADIAN DOLLAR 000’S; UNAUDITED

	Three months ended
	August 31, 2025	August 31, 2024
Cash Flows from Operating Activities:
Net Loss	$(10,903)	$(2,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51	30
Stock-based compensation	2,410	100
Registered Share Offering Costs	—	290
Change in fair value of Forward Purchase Agreement	—	183
Change in Warrant liability	5,137	5
Changes in operating assets and liabilities:
Prepaid expenses	157	313
Accounts receivable	14	358
Accounts payable	(297)	520
Accrued liabilities	1,067	(362)
Operating leases	—	(1)
Net cash used in operating activities	(2,364)	(1,475)

Cash Flows used in Investing Activities:
Purchase of property and equipment	(139)	—
Net cash used in investing activities	(139)	—

Cash Flows from Financing Activities:
Proceeds from Sales Agreement	8,253	—
Proceeds from Registered Securities Offering	—	3,947
Registered Share Offering Costs	—	(510)
Proceeds from warrants exercised	2,970	44
Net cash provided by financing activities	11,223	3,481

Net Change in Cash and Cash Equivalents	8,720	2,006
Cash and Cash Equivalents - Beginning of period	7,547	1,816
Cash and Cash Equivalents - End of period	$16,267	$3,822

Taxes paid	$—	$—
Interest paid	$1	$1

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. Organization and Nature of Business

Organization and Nature of Business

New Horizon Aircraft Ltd. (the “Company”, “Horizon”, “we,” “us” or “our”), a British Columbia corporation, with headquarters located in Lindsay, Ontario, is an aerospace company. The Company is a former blank check company incorporated on March 11, 2022, under the name Pono Capital Three, Inc. (“Pono”).

The Company is designing and developing a hybrid-electric vertical takeoff and landing (“eVTOL”) prototype aircraft for use in future regional air mobility (“RAM”) networks.

NOTE 2. Going Concern and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s development plans. Funding of these activities has primarily been through the net proceeds received from the issuance of Class A ordinary shares and Preferred shares, as well as the issuance of related and third-party convertible debt.

Horizon is a pre-revenue organization in a research and development and flight-testing phase of operations. While management estimates that cash and cash equivalents on-hand as of August 31, 2025, will be sufficient to fund our current operating plan for at least the next 12 months from the date these unaudited condensed interim consolidated financial statements were available to be issued, there is substantial doubt around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital.

There can be no assurance that we will be successful in achieving our business plans, that our current capital will be sufficient to support our ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that we do not meet our business plans, we may be required to raise additional capital, alter, or scale back our aircraft design, development, and certification programs, or be unable to fund capital expenditures. Any such events could have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve our intended business plans.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Principles of Consolidation and Financial Statement Presentation

The accompanying unaudited condensed interim consolidated financial statements are presented in Canadian dollars in conformity with GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited condensed interim consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries, New Horizon Aircraft Operations Ltd., a British Columbia company, and HOVR Technologies Corp. (“HTC”), a Delaware company. HTC is a dormant subsidiary. All intercompany balances and transactions have been eliminated on consolidation.

These unaudited condensed interim consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to the current year’s presentation. The Company’s functional and reporting currency is Canadian dollars. All figures are in thousands of Canadian dollars unless noted otherwise.

There have been no changes to the Company’s significant accounting policies described in Note 3 “Summary of Significant Accounting Policies” to the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year-ended May 31, 2025, filed with the SEC on August 22, 2025 (the “Annual Report”) that have had a material impact on these unaudited condensed interim consolidated financial statements.

Certain information and footnote disclosures typically included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in these accompanying unaudited condensed interim consolidated financial statements and footnotes. Accordingly, these unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year-ended May 31, 2025 set forth in the Company’s Annual Report.

Recent Accounting Standards

No recently issued accounting pronouncements have had or are expected to have a material impact on the Company’s unaudited condensed interim consolidated financial statements.

NOTE 4. Balance Sheet Components

Property and Equipment, net

Property and equipment consist of the following:

	Year-Ended
	August 31, 2025	May 31, 2025
Computer Equipment	$135	$103
Leasehold Improvements	150	123
Equipment	32	—
Website Development	152	152
Vehicles	16	16
Software	48	—
	533	394
Accumulated Depreciation	(235)	(185)
Total Property and Equipment, net	$298	$209

Depreciation expenses of $51 for the three months-ended August 31, 2025 (August 31, 2024 - $30) has been recorded in Operating expenses in the unaudited condensed interim consolidated statements of operations.

Prepaid Expenses

Prepaid Expenses consisted of the following:

	August 31, 2025	May 31, 2025
Prepaid insurance	$331	$436
Prepaid rent	1	1
Prepaid software	2	4
Prepaid capital market services	38	89
Total Prepaid expenses	$372	$530

Accrued Expenses

Accrued Expenses consisted of the following:

	August 31, 2025	May 31, 2025
Accrued professional fees	$101	$439
Accrued employee costs	1,537	171
Other accrued expenses	54	15
Total Accrued expenses	$1,692	$625

NOTE 5. Segmented Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates as a single operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis. The CODM uses net income (loss) for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s segmented results are consistent with those presented in the unaudited condensed interim consolidated financial statements. As the Company is in a pre-revenue operating stage, it currently has no concentration exposure to products, services, or customers. Segmented asset information is not used by the CODM to allocate resources.

NOTE 6. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2025, and May 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
August 31, 2025
Liabilities
Derivative Liability - Warrants	$4,131	$3,401	$—	$730
Total	$4,131	$3,401	$—	$730

Description	Amount at Fair Value	Level 1	Level 2	Level 3
May 31, 2025
Liabilities
Derivative Liability - Warrants	$4,488	$1,264	$—	$3,224
Total	$4,488	$1,264	$—	$3,224

The following table provides quantitative information regarding Level 3 fair value measurements inputs related to these Warrant liabilities at their measurement dates:

	August 31, 2025	May 31, 2025
Redemption Price (USD)	$0.75	$0.75
Stock Price (USD)	$1.75	$1.06
Volatility	76%	76%
Term (years)	3.9	4.2
Risk-free rate	4.23%	4.42%

The change in the fair value of the assets and liabilities measured with Level 3 inputs, for the three months ended August 31, 2025, is summarized as follows:

May 31, 2025
Fair value Derivative Liability - May 31, 2025	$3,224
Warrant Exercises	(5,492)
Change in fair value of Warrant Liabilities	2,998
Fair value Derivative Liability – August 31, 2025	$730

NOTE 7. Common Stock

The Company’s Class A ordinary shares and public warrants trade on the Nasdaq Capital Market under the symbol “HOVR” and “HOVRW”, respectively. Pursuant to the terms of the Company’s Articles and Notice of Articles, the Company is authorized to issue the following shares and classes of capital stock, each with no par value: (i) an unlimited number of Class A ordinary shares; (ii) an unlimited number of Class B ordinary shares; and (iii) an unlimited number of preferred shares. The holder of each ordinary share is entitled to one vote.

As of August 31, 2025, there were warrants outstanding of 12,065,375 at an exercise price of $11.50 USD and 310,000 at an exercise price of $0.75 USD to purchase an equivalent number of Class A ordinary shares.

Warrant holders exercised 2,900,000 warrants in exchange for 2,900,000 Class A ordinary shares for proceeds of $2,970 during the three months-ended August 31, 2025.

A summary of warrant activity for the Company is as follows:

	Number of Warrants	Weighted Average Exercise Price(USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (USD)
Outstanding warrants May 31, 2025	15,275,375	$9.24	3.7	$995
Exercised	2,900,000	$0.75	4.0	3,065
Outstanding warrants August 31, 2025	12,375,375	$11.23	3.7	$310

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

During the three months-ended August 31, 2025, the Company sold 3,445,210 shares of Class A ordinary shares under the Sales Agreement for net proceeds of $8,253. As of August 31, 2025, the Company had $14.8 million USD remaining eligible for sales under the Sales Agreement.

During the three months-ended August 31, 2025, the Company incurred $410 in general and administrative costs relating to 264,095 of Class A ordinary shares to be issued at a future date for services rendered. This has been recorded as a component of Shareholders’ Equity.

NOTE 8. Stock-based Compensation

In August 2022, the Company established a Stock Option Plan, superseded by the 2023 Equity Incentive Plan (the “Incentive Plan”), under which the Company’s Board of Directors may, from time-to-time, in its discretion, grant stock options to directors, officers, consultants and employees of the Company.

Stock options outstanding vest in equal tranches over a period of three years. During the three months ended August 31, 2025, the Company granted 278,000 stock options (August 31, 2024 – 150,000). The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	August 31, 2025		August 31, 2024
Stock price	$USD	2.01	$USD	0.27
Risk-free interest rate		4.2%		3.6%
Term (years)		5		5
Volatility		76%		76%
Forfeiture rate		0%		0%
Dividend yield		0%		0%

A summary of stock option activity for the Company is as follows:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding stock options May 31, 2025	2,205,230	$0.58	8.4	$1,340
Issued June 24, 2025	278,000	$2.01	9.8	$-
Outstanding stock options August 31, 2025	2,483,230	$0.74	8.4	$3,552
Exercisable as of August 31, 2025	668,563	$0.55	5.5	$1,106

During the three months-ended August 31, 2025, the Company recorded stock-based compensation expenses of $194 (August 31, 2024 - $26) relating to stock options and $802 relating to shares issued for services (August 31, 2024 - $74).

On August 27, 2025, the Company issued 1,160,001 Performance Share Units (“PSU’s”) that vest upon achievement of the Company achieving a market capitalization of $100 million USD. The Company has recorded $2,709 of compensation expenses related to these PSU’s based on a Monte Carlo simulation model applied on the grant date, of which $1,295 is recorded in accrued liabilities and $1,414 as a component of shareholders’ equity.

The following assumptions were used to estimate the fair value of the PSUs:

	August 27, 2025
Stock price	$USD	1.83
Risk-free interest rate		3.3%
Term (years)		3.3
Volatility		76%
Dividend yield		0%

NOTE 9. Net Loss per Share Attributable to Common Stockholders

The Company computes net income (loss) per share using the two-class method. Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, preferred shares, PSU’s, and warrants. Certain stock options, preferred shares, PSU’s, and warrants were excluded from the computation of diluted net income (loss) per share as including them would have been anti-dilutive. As we reported net losses for all periods presented, diluted loss per share is the same as basic loss per share.

The following outlines the Company’s basic and diluted loss per share for the three months-ended August 31, 2025, and August 31, 2024 (000’s CAD, except share amounts):

	Quarter-Ended
	August 31, 2025	August 31, 2024
Net Loss	$(10,903)	$(2,911)
Basic weighted-average common shares outstanding	37,135,908	19,246,089
Basic and diluted net loss per common share	$(0.29)	$(0.15)

NOTE 10. Grants and Subsidies

INSAT

The Canadian government recently announced the Initiative for Sustainable Aviation Technology (“INSAT”) fund whereby $350 million will be invested into innovative companies focused on sustainable aviation solutions. The Company submitted an initial INSAT proposal in April 2025 along with its application partners for a project size of $10.5 million, of which up to 40% of project costs may be reimbursed. The Company expects to receive information related to the success of this initial INSAT application in 2025.

Green Fund

In August 2024, the Company entered into a funding agreement with the Downsview Aerospace Innovation and Research Centre (“DAIR”). DAIR selected the Company with a project on the Engineering of an eVTOL wing. The funding approved to the Company was $75, of which $50 was recorded as a reduction in Research and Development costs during the year-ended May 31, 2025. As of August 31, 2025, $50 of this grant has been received.

NOTE 11. Related Party Transactions

During the three months-ended August 31, 2025, the Company paid $30 (August 31, 2024 - $nil) to Cert Centre Canada (“3C”) for certification planning services. One of the Company’s Board of Directors is the Chief Executive Officer of 3C. There were no other identifiable related party transactions or balances for the periods presented.

NOTE 12. Subsequent Events

The Company has evaluated subsequent events from September 1, 2025, through to the date of this filing Form 10-Q and determined that there have been no reportable subsequent events.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 22, 2025 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

New Horizon Aircraft Ltd. (the “Company”, “Horizon”, “we,” “us” or “our”), a British Columbia corporation, with our headquarters located in Lindsay, Ontario, is an aerospace company. Horizon is a former blank check company incorporated on March 11, 2022, under the name Pono Capital Three, Inc., (“Pono”).

Organization and Nature of Business

The Company’s objective is to significantly advance the benefits of sustainable air mobility. In connection with this objective, we are designing and developing a cost effective and energy efficient hybrid-electric vertical takeoff and landing (“eVTOL”) prototype aircraft for use in future regional air mobility (“RAM”) networks. The Company has built several small-scale prototypes including a 50%-scale aircraft that has completed flight testing. We are now building a full-scale demonstrator aircraft that is expected to commence flight testing in 2027.

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

Key Factors Affecting Operating Results

See the section entitled “Risk Factors” in the Company’s Annual Report.

Development of the Regional Air Mobility Market

The Company’s revenue will be directly tied to the continued development of long-distance aerial transportation and related technologies. While the Company believes the market for Regional Air Mobility (“RAM”) will be significant, it is currently immature and there is no guarantee of future demand. Horizon anticipates commercialization of its aircraft prior to 2030, and its business will require significant investment leading up to commercialization, including, but not limited to, final engineering designs, prototyping and flight testing, manufacturing, software development, certification, and pilot training.

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

Horizon may receive an advantage from well-funded competitors that are paying to create certification programs, raise awareness of eVTOL advantages, and advocate for enhanced government funding programs.

Government Certification

For commercial operations, Horizon’s Cavorite X7 aircraft will require Type Certification. Horizon has had initial conversations with applicable regulators Transport Canada Civil Aviation (“TCCA”) in Canada, and the Federal Aviation Association (“FAA”) in the United States of America. As a Canadian company, TCCA is leading certification efforts. Horizon expects the FAA to participate during this process which we expect will reduce the traditional amount of time required to achieve FAA certification.

The Company maintains a partnership with Cert Centre Canada (“3C”) for the purpose of collaborating on aspects of the continued development and path to certification of Horizon’s eVTOL program. 3C is leveraging their deep experience with TCCA and FAA certification programs to support the Company’s certification basis for the certification of Horizon’s eVTOL aircraft.

Typically, the certification of a new aircraft design by TCCA or the FAA is a long and complex process, often spanning more than five years and requiring significant capital. The Company has never undergone such a process, and there is no guarantee that its Cavorite X7 design will eventually achieve certification. The Company will need to obtain authorization and certifications related to the production of its aircraft. While it anticipates being able to meet the requirements of such authorization and certifications, the Company may be unable to obtain such authorization and certifications, or to do so on the timeline it projects. Should the Company fail to obtain any of the required authorization or certifications, or do so in a timely manner, or any of these authorization or certifications are modified, suspended or revoked after it obtains them, the Company may be unable to fulfill sales of its commercial aircraft or do so on the timelines it projects, which could have adverse effects on its business, prospects, financial condition, and results of operations.

Dual Use Business Model

Horizon intends to certify its Cavorite X7 aircraft as a dual-use aircraft for both civilian and military applications. Present projections indicate that sales volume of this dual use aircraft will result in a viable business model over the longer-term as production volumes scale and unit economics improve to support sufficient market adoption. The advantage of military application of Horizon’s aircraft in addition to sales volumes leads to a reduction in the risk of certification as aircraft used for military purposes do not need to achieve TCCA, FAA, or similar certification approval. As with any new industry and aerospace product, numerous risks and uncertainties exist. The Company’s financial results are dependent on delivering aircraft on-time and at a cost that supports returns at prices that support sufficient sales to customers who are willing to purchase based on value arising from time and versatility from utilizing regional eVTOL aircraft. Horizon’s civilian sector financial results are dependent on achieving certification on its expected timeline. Our aircraft includes numerous parts and manufacturing processes unique to eVTOL aircraft, particularly its product design. Significant efforts have been made to estimate costs in the Company’s planning projections; however, the variable cost associated with assembling its aircraft at scale remains uncertain at this stage of development.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. Horizon has incurred and expects to continue to incur significant costs in pursuit of the Company’s commercialization plans. We have devoted many resources to the design and development of our eVTOL prototype aircraft. Funding of these activities has primarily been through the net proceeds received from the issuance of Class A ordinary shares, preferred shares, and the issuance of related and third-party convertible debt.

Horizon is a pre-revenue organization in a research and development and flight-testing phase of operations. With more than $16 million of cash and cash equivalents on-hand as of August 31, 2025, management expects to be in a position to fund our current operating plan for at least the next 12 months; however there remains substantial doubt around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital.

There can be no assurance that we will be successful in achieving our business plans, that our current capital will be sufficient to support our ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that we do not meet our business plans, we may be required to raise additional capital, alter, or scale back our aircraft design, development, and certification programs, or be unable to fund capital expenditures. Any such events could have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve our intended business plans.

Components of Results of Operations

Revenue

The Company is working to design, develop, certify, and manufacture our eVTOL aircraft and has not yet generated revenues in any of the periods presented. We do not expect to begin generating significant revenues until we are able to complete the design, development, and certification of our eVTOL aircraft.

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

Interest Expense, net

Interest expense is related to the Company’s leases. Interest income primarily consists of interest earned on the Company’s cash and cash equivalents.

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

Comparison of the Three Months Ended August 31, 2025, to the Three Months Ended August 31, 2024

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Horizon’s statements of operations data for the quarters ended August 31, 2025, and August 31, 2024 (000’s).

	Quarter-Ended
Operating expenses	August 31, 2025	August 31, 2024	Variance ($)
Research and development	$2,719	$297	$(2,422)
General and administrative	3,190	2,408	(782)
Total operating expenses	5,909	2,705	(3,204)
Loss from operations	(5,909)	(2,705)	3,204
Other expenses (income)	(25)	29	54
Interest expense (income), net	(118)	(11)	107
Change in fair value of Warrants	5,137	5	(5,132)
Change in fair value and Termination of Forward Purchase Agreement	—	183	183
Net Income (Loss)	$(10,903)	$(2,911)	$7,992

Operating Expenses

Operating expenses increased by $3,204, from $2,705 for the quarter-ended August 31, 2024, to $5,909 for the quarter ended August 31, 2025. The increase was primarily driven by additional staff hired to support development activities and engineering costs, as well as stock-based compensation, partially offset by reduced general and administrative costs.

Research and Development Expenses

Research and development expenses increased by $2,422, from $297 during the quarter-ended August 31, 2024, to 2,719 during the quarter-ended August 31, 2025. The increase was primarily attributable to additional labour related to flight testing, engineering work, flight software, prototype manufacturing, and data analysis. Research and development costs can be itemized into the following categories for the respective periods:

	Quarter-Ended
	August 31, 2025	August 31, 2024
Compensation Costs	$2,432	$269
Engineering costs	261	28
Depreciation	26	1
Total Research and Development costs	$2,719	$297

General and Administrative

General and Administrative costs increased by $782, from $2,408 during the quarter-ended August 31, 2024, to $3,190 during the quarter ended August 31, 2025. The increase was due to increased stock-based compensation relating to both employees and third party service providers.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated (000’s):

	Three months Ended
Net cash provided by (used in)	August 31, 2025	August 31, 2024	Variance ($)
Operating activities	$(2,364)	$(1,475)	$(889)
Investing activities	(139)	-	(139)
Financing activities	11,223	3,481	7,742
Net increase in cash	$8,720	$2,006	$6,714

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

For the three months ended August 31, 2025, the $889 increase in cash used from operations as compared to the three months ended August 31, 2024, was primarily attributed to increased operating costs and changes in working capital.

Net Cash used in Investing Activities

The Company’s cash flows used in investing activities to date have been primarily comprised of property and equipment.

For the three months-ended August 31, 2025, there was $139 of capital expenditures as compared to $nil during the three months ended August 31, 2024.

Net Cash used in Financing Activities

The Company’s cash flows provided by financing activities to date have primarily been composed of funding raised with securities offerings as well as related and third-party convertible instruments.

For the three months ended August 31, 2025, the $7,742 increase in cash provided by financing activities was primarily attributed to proceeds from the issuance of Class A ordinary shares and warrant exercises.

Warrant holders exercised 2,900,000 warrants in exchange for 2,900,000 Class A ordinary shares for proceeds of $2,970 during the three months ended August 31, 2025 (August 31, 2024 - $nil).

As of August 31, 2025, there were warrants outstanding of 12,065,375 at an exercise price of $11.50 USD and 310,000 remaining at an exercise price of $0.75 USD to purchase an equivalent number of Class A ordinary shares.

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

During the three months ended August 31, 2025, the Company sold 3,445,210 shares of Class A ordinary shares under the Sales Agreement for net proceeds of $8,253. As of August 31, 2025, the Company had $14.8 million USD remaining eligible for sales under the Sales Agreement.

Sources of Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, contractual obligations, and other commitments. The Company assesses liquidity in terms of its cash flows from financing activities and their sufficiency to fund its operating and development activities. Beyond August 31, 2025, the Company’s principal source of liquidity is expected to be cash and cash equivalents of more than $16 million currently on-hand, future government grants and subsidies, and future sales of securities.

To date, the Company has funded its operations primarily with the issuances of Class A ordinary shares, Series A preferred shares, and issuances of convertible debt instruments. Additional funding has been provided through government-backed grants.

The Canadian government recently announced the Initiative for Sustainable Aviation Technology (“INSAT”) fund whereby $350 million will be invested into innovative companies focused on sustainable aviation solutions. The Company submitted an initial INSAT proposal in April 2025 along with its application partners for a project size of $10.5 million, of which up to 40% of project costs may be reimbursed. The Company’s proposal was aligned with three of the four key INSAT technology areas including (1) Hybrid and Alternative Propulsion, (2) Aircraft Architecture and Systems Integration, and (3) Transition to Alternative Fuels. The Company expects to receive information related to the success of this initial INSAT application in 2025.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of August 31, 2025, and May 31, 2025.

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

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

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

Remediation of Material Weakness

While significant progress has been made to improve our internal control over financial reporting, not all aspects of have been sufficiently remediated. The material weakness, as of August 31, 2025, relates to the inadequate separation of financial responsibilities. Our management, with the oversight of the Audit Committee of our Board of Directors, continues to design and implement measures to remediate the material weakness. Remediation of the material weakness will require further validation and testing of the operating effectiveness of the applicable remedial controls over a sustained period of financial reporting cycles. The Company is targeting remediation of this material weakness prior to the end of its current fiscal year-ending May 31, 2026.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On July 9, 2025, the Company issued an aggregate of 337,748 Class A ordinary shares to third-party service providers for services rendered at a deemed price of CAD$2.3695 per share. These issuances were made in reliance upon one or more exemptions from the registration requirements of the Securities Act, including Section 4(a)(2) thereof, Regulation D, and Regulation S promulgated thereunder. The Class A ordinary shares were issued in transactions by the Company not involving a public offering, to “accredited investors,” or in offshore transactions in which no directed selling efforts were made in the United States.

(b) Not Applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the quarter ended August 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	New Horizon Articles (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on December 20, 2024).
3.2	Notice of Articles (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on December 20, 2024).
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
32.2*	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed or furnished with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Horizon Aircraft Ltd.

Date: October 10, 2025		/s/ Brandon Robinson
	Name:	Brandon Robinson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 10, 2025		/s/ Brian Merker
	Name:	Brian Merker
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)