Form 10-Q
period 2025-11-30
New Horizon Aircraft Ltd.
filed 2026-01-14
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

As of January 14, 2026, there were 44,252,749 of the registrant’s Class A ordinary shares, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS AT NOVEMBER 30, 2025 AND MAY 31, 2025

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT SHARE AMOUNTS; UNAUDITED

	November 30, 2025	May 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$24,304	$7,547
Prepaid expenses	319	530
Other receivable	220	96
Total current assets	24,843	8,173
Operating lease assets	21	30
Property and equipment, net	774	209
Total Assets	$25,638	$8,412

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$906	$679
Accrued liabilities	2,891	625
Operating lease liabilities	19	22
Total current liabilities	3,816	1,326
Warrant liabilities	7,352	4,488
Operating lease liabilities	—	8
Total Liabilities	11,168	5,822

Shareholders’ Equity:
Class A ordinary shares, no par value; unlimited shares authorized; 43,925,605 issued and outstanding (32,325,709 as of May 31, 2025)	109,355	84,562
Preferred shares, no par value; unlimited shares authorized; 4,500 issued and outstanding (4,500 as of May 31, 2025)	6,277	6,277
Additional paid-in capital	(72,126)	(78,766)
Accumulated deficit	(29,036)	(9,483)
Total Shareholders’ Equity	14,470	2,590
Total Liabilities and Shareholders’ Equity	$25,638	$8,412

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS; UNAUDITED

	For the three months ended		For the six months ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Operating expenses
Research and development	$2,608	$427	$5,327	$724
General and administrative	2,509	2,847	5,700	5,255
Total operating expenses	5,117	3,274	11,027	5,979
Loss from operations	(5,117)	(3,274)	(11,027)	(5,979)
Other expenses (income)	(265)	(47)	(290)	(18)
Interest expense (income), net	(194)	(13)	(313)	(24)
Change in fair value of Warrants	3,992	(2,035)	9,129	(2,030)
Change in fair value of Forward Purchase Agreement	—	557	—	740
Termination of Forward Purchase Agreement	—	(21,400)	—	(21,400)
Total other expenses	3,533	(22,938)	8,526	(22,732)
Loss before income taxes	(8,650)	19,664	(19,553)	16,753
Income tax expense	—	—	—	—
Net Income (loss)	$(8,650)	$19,664	$(19,553)	$16,753

Income (loss) per share:
Basic:	$(0.21)	$0.83	$(0.49)	$0.79
Diluted:	$(0.21)	$0.80	$(0.49)	$0.76

Shares used in computing Income (loss) per share:
Basic:	42,081,417	23,599,144	39,738,446	21,246,788
Diluted:	42,081,417	24,574,247	39,738,446	21,930,531

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT SHARE AMOUNTS; UNAUDITED

	Class A Ordinary Shares		Preferred Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2025	32,325,709	$84,562	4,500	$6,277	$(78,766)	$(9,483)	$2,590
Stock-based Compensation	—	—	—	—	1,608	—	1,608
Net Loss	—	—	—	—	—	(10,903)	(10,903)
Incentive Shares Issued	887,447	802	—	—	—	—	802
Warrant Exercise	2,900,000	2,970	—	—	5,493	—	8,463
Class A Ordinary Shares Issued under Sales Agreement	3,445,210	8,253	—	—	—	—	8,253
Balance at August 31, 2025	39,558,366	$96,587	4,500	$6,277	$(71,665)	$(20,386)	$10,813
Stock-based Compensation	—	—	—	—	179	—	179
Net Loss	—	—	—	—	—	(8,650)	(8,650)
Stock options exercised	36,721	28	—	—	—	—	28
Incentive Shares Issued	1,471,792	1,589	—	—	(1,411)	—	178
Warrant Exercises	300,000	312	—	—	771	—	1,083
Class A Ordinary Shares Issued under Sales Agreement	2,558,726	10,839	—	—	—	—	10,839
Balance at November 30, 2025	43,925,605	$109,355	4,500	$6,277	$(72,126)	$(29,036)	$14,470

	Class A Ordinary Shares		Preferred Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2024	18,607,931	$74,406	—	$—	$(77,656)	$(14,683)	$(17,933)
Stock-based Compensation	—	—	—	—	26	—	26
Net Loss	—	—	—	—	—	(2,911)	(2,911)
Incentive Shares Issued	66,316	74	—	—	—	—	74
Warrant Exercise	45,000	44	—	—	—	—	44
Pre-Funded Warrants	—	—	—	—	1,925	—	1,925
Warrant Issuance	—	—	—	—	(5,157)	—	(5,157)
Class A Shares Issued	2,800,000	1,799	—	—	—	—	1,799
Balance at August 31, 2024	21,519,247	$76,323	—	$—	$(80,862)	$(17,594)	$(22,133)
Stock-based Compensation	—	—	—	—	13	—	113
Net Income	—	—	—	—	—	19,664	19,664
Warrant Exercises	55,000	59	—	—	44	—	103
Pre-Funded Warrants	3,000,000	1,925	—	—	(1,925)	—	—
Balance at November 30, 2024	24,574,247	$78,307	—	$—	$(82,730)	$2,070	$(2,353)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

EXPRESSED IN CANADIAN DOLLAR 000’S; UNAUDITED

	Six months ended
	November 30, 2025	November 30, 2024
Cash Flows from Operating Activities:
Net Income (loss)	$(19,553)	$16,753
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108	61
Stock-based compensation	2,767	118
Registered Share Offering Costs	—	290
Change in fair value of Forward Purchase Agreement	—	740
Gain on Termination of Forward Purchase Agreement	—	(21,400)
Change in Warrant liability	9,129	(2,030)
Changes in operating assets and liabilities:
Prepaid expenses	211	1,580
Accounts receivable	(124)	394
Accounts payable	227	(341)
Accrued liabilities	2,266	(346)
Operating leases	(3)	(3)
Net cash used in operating activities	(4,972)	(4,184)

Cash Flows used in Investing Activities:
Purchase of property and equipment	(673)	(7)
Net cash used in investing activities	(673)	(7)

Cash Flows from Financing Activities:
Proceeds from Sales Agreement	19,092	—
Proceeds from Registered Securities Offering	—	3,947
Registered Share Offering Costs	—	(510)
Proceeds from exercise of stock options	28	—
Forward Purchase Agreement termination	—	(278)
Proceeds from warrants exercised	3,282	103
Net cash provided by financing activities	22,402	3,262

Net Change in Cash and Cash Equivalents	16,757	(929)
Cash and Cash Equivalents - Beginning of period	7,547	1,816
Cash and Cash Equivalents - End of period	$24,304	$887

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. Organization and Nature of Business

Organization and Nature of Business

New Horizon Aircraft Ltd. (the “Company”, “Horizon”, “we,” “us” or “our”), a British Columbia corporation, with headquarters located in Lindsay, Ontario, is an aerospace company. The Company was incorporated on March 11, 2022.

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

Horizon is a pre-revenue organization in a research and development and flight-testing phase of operations. While management estimates that cash and cash equivalents on-hand as of November 30, 2025, will be sufficient to fund our current operating plan for at least the next 12 months from the date these unaudited condensed interim consolidated financial statements were available to be issued, there is substantial doubt around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Principles of Consolidation and Financial Statement Presentation

The accompanying unaudited condensed interim consolidated financial statements are presented in Canadian dollars in conformity with GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited condensed interim consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, New Horizon Aircraft Operations Ltd., a British Columbia company, and HOVR Technologies Corp. (“HTC”), a Delaware corporation. HTC is a dormant subsidiary. All intercompany balances and transactions have been eliminated on consolidation.

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

Certain information and footnote disclosures typically included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these accompanying unaudited condensed interim consolidated financial statements and footnotes. Accordingly, these unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year-ended May 31, 2025, set forth in the Company’s Annual Report.

Recent Accounting Standards

No recently issued accounting pronouncements have had or are expected to have a material impact on the Company’s unaudited condensed interim consolidated financial statements.

NOTE 4. Balance Sheet Components

Property and Equipment, net

Property and equipment consist of the following:

	Year-Ended
	November 30, 2025	May 31, 2025
Computer Equipment	$140	$103
Leasehold Improvements	190	123
Equipment	507	—
Website Development	152	152
Vehicles	16	16
Software	62	—
	1,067	394
Accumulated Depreciation	(293)	(185)
Total Property and Equipment, net	$774	$209

Depreciation expenses of $57 and $108 for the three and six months-ended November 30, 2025 (November 30, 2024 - $31 and $61) has been recorded in Operating expenses in the unaudited condensed interim consolidated statements of operations.

Prepaid Expenses

Prepaid Expenses consisted of the following:

	November 30, 2025	May 31, 2025
Prepaid insurance	$237	$436
Prepaid rent	1	1
Prepaid software	72	4
Prepaid capital market services	9	89
Total Prepaid expenses	$319	$530

Accrued Expenses

Accrued Expenses consisted of the following:

	November 30, 2025	May 31, 2025
Accrued professional fees	$179	$439
Accrued employee costs	2,602	171
Other accrued expenses	110	15
Total Accrued expenses	$2,891	$625

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

NOTE 6. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2025, and May 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
November 30, 2025
Liabilities
Derivative Liability - Warrants	$7,352	$6,991	$—	$361
Total	$7,352	$6,991	$—	$361

Description	Amount at Fair Value	Level 1	Level 2	Level 3
May 31, 2025
Liabilities
Derivative Liability - Warrants	$4,488	$1,264	$—	$3,224
Total	$4,488	$1,264	$—	$3,224

As of November 30, 2025, there were 10,000 warrants outstanding at an exercise price of $0.75 USD to purchase an equivalent number of Class A ordinary shares. The following table provides quantitative information regarding Level 3 fair value measurements inputs related to these Warrant liabilities at their measurement dates:

	November 30, 2025	May 31, 2025
Redemption Price (USD)	$0.75	$0.75
Stock Price (USD)	$1.65	$1.06
Volatility	76%	76%
Term (years)	3.7	4.2
Risk-free rate	4.02%	4.42%

The change in the fair value of the assets and liabilities measured with Level 3 inputs, for the three and six months ended November 30, 2025, is summarized as follows:

May 31, 2025
Fair value Derivative Liability - May 31, 2025	$3,224
Warrant Exercises	(5,492)
Change in fair value of Warrant Liabilities	2,998
Fair value Derivative Liability – August 31, 2025	730
Warrant Exercises	(772)
Change in fair value of Warrant Liabilities	403
Fair Value Derivative Liability – November 30, 2025	$361

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

As of November 30, 2025, there were warrants outstanding of 12,065,375 at an exercise price of $11.50 USD and 10,000 at an exercise price of $0.75 USD to purchase an equivalent number of Class A ordinary shares.

Warrant holders exercised 3,200,000 warrants in exchange for 3,200,000 Class A ordinary shares for proceeds of $3,282 during the six months-ended November 30, 2025.

A summary of warrant activity for the Company is as follows:

	Number of Warrants	Weighted Average Exercise Price(USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (USD)
Outstanding warrants May 31, 2025	15,275,375	$9.24	3.7	$995
Exercised	3,200,000	$0.75	3.7	$3,555
Outstanding warrants November 30, 2025	12,075,375	$11.49	3.2	$9

In March 2025 the Company filed a shelf registration statement on Form S-3 with the SEC and a related prospectus pursuant to which it may, from time to time, sell shares of its Class A ordinary shares, having an aggregate value of up to $6.25 million USD, pursuant to a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with a placement agent for the sale of its Class A ordinary shares.

On June 27, 2025, the Company filed a prospectus supplement to increase the maximum aggregate offering price of the Class A ordinary shares issuable under the Sales Agreement to $16.5 million USD of Class A ordinary shares. On October 31, 2025, the Company filed an additional prospectus supplement to increase the maximum aggregate offering price of the Class A ordinary shares issuable under the Sales Agreement to $50 million USD of Class A ordinary shares.

During the three and six months-ended November 30, 2025, the Company sold 2,558,726 and 6,003,936 Class A ordinary shares under the Sales Agreement for net proceeds of $10,839 and $19,092, respectively. As of November 30, 2025, the Company had $31.8 million USD remaining eligible for sales under the Sales Agreement.

During the three and six months-ended November 30, 2025, the Company incurred $175 and $585 in general and administrative costs relating to 62,486 and 326,581 Class A ordinary shares, respectively, to be issued at a future date for services rendered. This has been recorded as a component of Shareholders’ Equity.

NOTE 8. Stock-based Compensation

In August 2022, the Company established a Stock Option Plan, superseded by the 2023 Equity Incentive Plan (the “Incentive Plan”), under which the Company’s Board of Directors may, from time-to-time, in its discretion, grant stock options to directors, officers, consultants and employees of the Company.

Stock options outstanding vest in equal tranches over a period of three years. During the three and six months ended November 30, 2025, the Company granted 278,000 stock options (November 30, 2024 – 180,000). The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	November 30, 2025		November 30, 2024
Stock price	$USD	2.01	$USD	0.27
Risk-free interest rate		4.2%		3.8%
Term (years)		5		5
Volatility		76%		76%
Forfeiture rate		0%		0%
Dividend yield		0%		0%

A summary of stock option activity for the Company is as follows:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding stock options May 31, 2025	2,205,230	$0.58	8.4	$1,340
Stock options issued	278,000	$2.01	9.5	-
Stock options exercised	(36,721)	-	4.5	$85
Stock options forfeited	(45,000)	$2.01	9.6	$-
Outstanding stock options November 30, 2025	2,401,509	$0.72	8.4	$3,248
Exercisable as of November 30, 2025	641,842	$0.54	5.3	$994

During the three and six months-ended November 30, 2025, the Company recorded stock-based compensation expenses of $179 and $373 (November 30, 2024 - $13 and $118) relating to stock options, respectively. In addition, during the three and six months-ended November 30, 2025, the Company recorded $647 and $1,449 of stock-based compensation relating to shares issued for services (November 30, 2024 - $74 and $74), respectively.

On August 27, 2025, the Company issued 1,160,001 Performance Share Units (“PSUs”) that vest upon achievement of the Company achieving a market capitalization of $100 million USD. The Company recorded $3,651 of compensation expenses related to these PSUs based on a Monte Carlo simulation model, of which $2,237 is recorded in accrued liabilities and $1,414 as a component of shareholders’ equity. These PSUs vested on September 26, 2025.

The following assumptions were used to estimate the fair value of the PSUs:

	August 27, 2025
Stock price	$USD	1.83
Risk-free interest rate		3.3%
Term (years)		3.3
Volatility		76%
Dividend yield		0%

NOTE 9. Net Loss per Share Attributable to Common Stockholders

The Company computes net income (loss) per share using the two-class method. Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, preferred shares, PSUs, and warrants. Certain stock options, preferred shares, PSUs, and warrants were excluded from the computation of diluted net income (loss) per share as including them would have been anti-dilutive.

The following outlines the Company’s basic and diluted loss per share for the three and six months-ended November 30, 2025, and November 30, 2024 (000’s CAD, except share amounts):

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Income (loss) per share:
Basic:	$(0.21)	$0.83	$(0.49)	$0.79
Diluted:	$(0.21)	$0.80	$(0.49)	$0.76

Shares used in computing Income (loss) per share:
Basic:	42,081,417	23,599,144	39,738,446	21,246,788
Diluted:	42,081,417	24,574,247	39,738,446	21,930,531

NOTE 10. Grants and Subsidies

INSAT

The Canadian government recently announced the Initiative for Sustainable Aviation Technology (“INSAT”) fund whereby $350 million will be invested into innovative companies focused on sustainable aviation solutions. The Company submitted an initial INSAT proposal in April 2025 along with its application partners for a project size of $10.5 million, of which up to 40% of project costs may be reimbursed. In October 2025, the Company was informed that this application was successful.

Green Fund

In August 2024, the Company entered into a funding agreement with the Downsview Aerospace Innovation and Research Centre (“DAIR”). DAIR selected the Company with a project on the Engineering of an eVTOL wing. The funding approved to the Company was $75, of which $50 has been received as of November 30, 2025.

NOTE 11. Related Party Transactions

During the three and six months-ended November 30, 2025, the Company paid $30 and $60 (November 30, 2024 - $nil and $nil) to Cert Centre Canada (“3C”) for certification planning services. One of the Company’s Board of Directors is the Chief Executive Officer of 3C. There were no other identifiable related party transactions or balances for the periods presented.

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

Overview

New Horizon Aircraft Ltd. (the “Company”, “Horizon”, “we,” “us” or “our”), a British Columbia corporation, with our headquarters located in Lindsay, Ontario, is an aerospace company. Horizon was incorporated on March 11, 2022.

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

Horizon believes one of the primary drivers for adoption of its aircraft is the value proposition enabled by its aircraft that can take-off and land similar to a helicopter, fly almost twice as fast, and operate with much lower direct operating costs. Additional factors impacting adoption of eVTOL technology include, but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the environmental impact of hybrid-electric machines; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground or unmanned drone services; consumers perception about the convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of vehicles. In addition, macroeconomic factors could impact demand for RAM services, particularly if customer pricing is at a premium to ground-based transportation. Horizon anticipates initial aircraft sales to be used for medevac services, firefighting services, disaster relief services, remote medical services, military operations, followed by sales to air operators and lessors for air cargo, business travel and air-taxi services. If the market for RAM does not develop as expected, this could significantly impact the Company’s ability to generate revenue or grow its business.

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

Government Certification

For commercial operations, Horizon’s Cavorite X7 aircraft will require Type Certification. Horizon has had initial conversations with applicable regulators Transport Canada Civil Aviation (“TCCA”) in Canada, and the Federal Aviation Association (“FAA”) in the United States of America. As a Canadian company, TCCA is leading certification efforts for the Company. Horizon expects the FAA to participate during this process which we expect will reduce the traditional amount of time required to achieve FAA certification.

Horizon maintains a partnership with Cert Centre Canada (“3C”) for the purpose of collaborating on aspects of the continued development and path to certification of Horizon’s eVTOL program. 3C is leveraging their deep experience with TCCA and FAA certification programs to support the Company’s certification basis for the certification of Horizon’s eVTOL aircraft.

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

Horizon is a pre-revenue organization in a research and development and flight-testing phase of operations. With more than $24 million of cash and cash equivalents on-hand as of November 30, 2025, management expects to be in a position to fund our current operating plan for at least the next 12 months; however there remains substantial doubt around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, including salaries and benefits, the costs of consulting, equipment, engineering, data analysis, and materials.

We expect our research and development expenses to increase as we increase staffing to support aircraft engineering and software development, build aircraft, and continue to explore and develop our eVTOL aircraft and technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel expenses, including salaries, benefits, and stock-based compensation, as well as costs related to finance, legal, and human resource functions. Other costs include business development, investor relations, contractor and professional services fees, audit and compliance expenses, insurance costs and general corporate expenses, including depreciation, rent, information technology costs, and utilities.

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

Comparison of the Three Months Ended November 30, 2025, to the Three Months Ended November 30, 2024

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Horizon’s statements of operations data for the quarters ended November 30, 2025, and November 30, 2024 (000’s).

	Quarter-Ended
Operating expenses	November 30, 2025	November 30, 2024	Variance ($)
Research and development	$2,608	$427	$(2,181)
General and administrative	2,509	2,847	338
Total operating expenses	5,117	3,274	(1,843)
Loss from operations	(5,117)	(3,274)	1,843
Other expenses (income)	(265)	(47)	218
Interest expense (income), net	(194)	(13)	181
Change in fair value of Warrants	3,992	(2,035)	(6,027)
Change in fair value and Termination of Forward Purchase Agreement	—	(20,843)	(20,843)
Net Income (Loss)	$(8,650)	$19,664	$28,314

Operating Expenses

Operating expenses increased by $1,843, from $3,247 for the quarter-ended November 30, 2024, to $5,117 for the quarter-ended November 30, 2025. The increase was primarily driven by additional staff hired to support development activities and engineering costs related to building the Company’s full-scale prototype aircraft, partially offset by reduced general and administrative costs.

Research and Development Expenses

Research and development expenses increased by $2,181, from $427 during the quarter-ended November 30, 2024, to $2,608 during the quarter-ended November 30, 2025. The increase was primarily attributable to additional labour related to building the Company’s full-scale prototype aircraft and related engineering costs, flight software, and data analysis. Research and development expenses can be itemized into the following categories for the respective periods:

	Quarter-Ended
	November 30, 2025	November 30, 2024
Compensation Costs	$1,680	$394
Engineering costs	899	32
Depreciation	29	1
Total Research and Development costs	$2,608	$427

General and Administrative

General and Administrative costs decreased by $338, from $2,847 during the quarter-ended November 30, 2024, to $2,509 during the quarter ended November 30, 2025. The decrease was primarily due to reduced service fees for consultants, investor relations, public relations, and regulatory fees.

Comparison of the Six Months Ended November 30, 2025, to the Six Months Ended November 30, 2024

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Horizon’s statements of operations data for the six months ended November 30, 2025, and November 30, 2024 (000’s).

	Six Months Ended
Operating expenses	November 30, 2025	November 30, 2024	Variance ($)
Research and development	$5,327	$724	$(4,603)
General and administrative	5,700	5,255	(445)
Total operating expenses	11,027	5,979	(5,048)
Loss from operations	(11,027)	(5,979)	5,048
Other expenses (income)	(290)	(18)	272
Interest expense (income), net	(313)	(24)	289
Change in fair value of Warrants	9,129	(2,030)	(11,159)
Change in fair value and Termination of Forward Purchase Agreement	—	(20,660)	(20,660)
Net Income (Loss)	$(19,553)	$16,753	$36,306

Operating Expenses

Operating expenses increased by $5,048, from $5,979 for the six months-ended November 30, 2024, to $11,027 for the six months-ended November 30, 2025. The increase was primarily driven by additional staff hired to support development activities, engineering costs related to building the Company’s full-scale prototype aircraft, and stock-based compensation.

Research and Development Expenses

Research and development expenses increased by $4,603, from $724 during the six months ended November 30, 2024, to $5,327 during the six months-ended November 30, 2025. The increase was primarily attributable to additional labour related to building the Company’s full-scale prototype aircraft and related engineering costs, flight software, and data analysis. Research and development expenses can be itemized into the following categories for the respective periods:

	Six Months Ended
	November 30, 2025	November 30, 2024
Compensation Costs	$4,114	$663
Engineering costs	1,159	60
Depreciation	54	1
Total Research and Development costs	$5,327	$724

General and Administrative

General and Administrative costs increased by $445, from $5,255 during the six months ended November 30, 2024, to $5,700 during the six months ended November 30, 2025. The Company continues to make efforts towards maintaining efficient administrative expenses as research and development costs connected with building the full-scale prototype aircraft grow.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated (000’s):

	Six months Ended
Net cash provided by (used in)	November 30, 2025	November 30, 2024	Variance ($)
Operating activities	$(4,972)	$(4,184)	$(788)
Investing activities	(673)	(7)	(666)
Financing activities	22,402	3,262	19,140
Net increase in cash	$16,757	$(929)	$17,686

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

For the six months ended November 30, 2025, the $788 increase in cash used in operations as compared to the six months ended November 30, 2024, was primarily attributed to increased operating costs, partially offset by changes in non-cash working capital.

Net Cash used in Investing Activities

The Company’s cash flows used in investing activities to date have been primarily comprised of property and equipment.

For the six months ended November 30, 2025, the $666 increase in cash used from investing as compared the six months ended November 30, 2024, was primarily related to tooling and equipment connected with building the Company’s full-scale prototype aircraft.

Net Cash used in Financing Activities

The Company’s cash flows provided by financing activities to-date have primarily been composed of funding raised with securities offerings as well as related and third-party convertible instruments.

For the six months ended November 30, 2025, the $19,140 increase in cash provided by financing activities was primarily attributed to proceeds from the issuance of Class A ordinary shares and warrant exercises.

Warrant holders exercised 3,200,000 warrants in exchange for 3,200,000 Class A ordinary shares resulting in proceeds of $3,282 during the six months-ended November 30, 2025 (November 30, 2024 - $103).

As of November 30, 2025, there were warrants outstanding of 12,065,375 at an exercise price of $11.50 USD and 10,000 remaining at an exercise price of $0.75 USD to purchase an equivalent number of Class A ordinary shares.

In March 2025 the Company filed a shelf registration statement on Form S-3 with the SEC and a related prospectus pursuant to which it may, from time to time, sell shares of its Class A ordinary shares, having an aggregate value of up to $6.25 million USD, pursuant to a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with a placement agent for the sale of its Class A ordinary shares.

On June 27, 2025, the Company filed a prospectus supplement to increase the maximum aggregate offering price of the Class A ordinary shares issuable under the Sales Agreement to $16.5 million USD of Class A ordinary shares. On October 31, 2025, the Company filed another prospectus supplement to increase the maximum aggregate offering price of the Class A ordinary shares issuable under the Sales Agreement to $50 million USD of Class A ordinary shares.

During the three and six months-ended November 30, 2025, the Company sold 2,558,726 and 6,003,936 shares of Class A ordinary shares under the Sales Agreement for net proceeds of $10,839 and $19,092, respectively. As of November 30, 2025, the Company had $31.8 million USD remaining eligible for sales under the Sales Agreement.

Sources of Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, contractual obligations, and other commitments. The Company assesses liquidity in terms of its cash flows from financing activities and their sufficiency to fund its operating and development activities. Beyond November 30, 2025, the Company’s principal source of liquidity is expected to be cash and cash equivalents of more than $24 million currently on-hand, future government grants and subsidies, and future sales of securities or convertible debt instruments.

To date, the Company has funded its operations primarily with the issuances of Class A ordinary shares, Series A preferred shares, and issuances of convertible debt instruments. Additional funding has been provided through government-backed grants.

The Canadian government recently announced the Initiative for Sustainable Aviation Technology (“INSAT”) fund whereby $350 million will be invested into innovative companies focused on sustainable aviation solutions. The Company submitted an initial INSAT proposal in April 2025 along with its application partners for a project size of $10.5 million, of which up to 40% of project costs may be reimbursed. The Company’s proposal was aligned with three of the four key INSAT technology areas including (1) Hybrid and Alternative Propulsion, (2) Aircraft Architecture and Systems Integration, and (3) Transition to Alternative Fuels. In October 2025, the Company was informed that this application was successful. Funding for this project is anticipated to span the next 6 quarters.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of November 30, 2025, and May 31, 2025.

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

Remediation of Material Weakness

While significant progress has been made to improve our internal control over financial reporting, not all aspects have been sufficiently remediated. The material weakness, as of November 30, 2025, relates to the inadequate separation of financial responsibilities. Our management, with the oversight of the Audit Committee of our Board of Directors, continues to design and implement measures to remediate the material weakness. Remediation of the material weakness will require further validation and testing of the operating effectiveness of the applicable remedial controls over a sustained period of financial reporting cycles. The Company has hired additional resources and is in the process of formalizing additional internal controls and is targeting remediation of this material weakness prior to the end of its current fiscal year-ending May 31, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On September 3, 2025, the Company issued an aggregate of 229,689 Class A ordinary shares to a third-party service provider for services rendered at a deemed price of USD$1.75 per share. These issuances were made in reliance upon an exemption from the registration requirements of the Securities Act, including Section 4(a)(2) thereof and Regulation D promulgated thereunder. The Class A ordinary shares were issued in a transaction by the Company not involving a public offering to an “accredited investor”, as defined in Rule 501 of Regulation D.

(b) Not Applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the quarter ended November 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

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

New Horizon Aircraft Ltd.

Date: January 14, 2026		/s/ Brandon Robinson
	Name:	Brandon Robinson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 14, 2026		/s/ Brian Merker
	Name:	Brian Merker
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)