Form 10-Q
period 2026-02-28
New Horizon Aircraft Ltd.
filed 2026-04-14
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check-mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of April 14, 2026, there were 45,263,348 of the registrant’s Class A ordinary shares, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS AT FEBRUARY 28, 2026 AND MAY 31, 2025

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT SHARE AMOUNTS; UNAUDITED

	February 28, 2026	May 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$19,674	$7,547
Prepaid expenses	1,093	530
Other receivables	291	96
Total current assets	21,058	8,173
Operating lease assets	15	30
Property and equipment, net	835	209
Total Assets	$21,908	$8,412

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,100	$679
Accrued liabilities	308	625
Operating lease liabilities	14	22
Total current liabilities	1,422	1,326
Warrant liabilities	6,357	4,488
Operating lease liabilities	—	8
Total Liabilities	7,779	5,822

Shareholders’ Equity:
Class A ordinary shares, no par value; unlimited shares authorized; 44,958,889 issued and outstanding (32,325,709 as of May 31, 2025)	111,949	84,562
Preferred shares, no par value; unlimited shares authorized; 4,500 issued and outstanding (4,500 as of May 31, 2025)	6,277	6,277
Additional paid-in capital	(68,162)	(78,766)
Accumulated deficit	(35,935)	(9,483)
Total Shareholders’ Equity	14,129	2,590
Total Liabilities and Shareholders’ Equity	$21,908	$8,412

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS; UNAUDITED

	For the three months ended		For the nine months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Operating expenses
Research and development	$4,283	$443	$9,610	$1,167
General and administrative	3,306	3,111	9,006	8,365
Total operating expenses	7,589	3,554	18,616	9,532
Loss from operations	(7,589)	(3,554)	(18,616)	(9,532)
Other expenses (income)	487	11	196	(7)
Interest expense (income), net	(182)	(51)	(494)	(75)
Change in fair value of Warrants	(995)	1,429	8,134	(601)
Change in fair value of Forward Purchase Agreement	—	—	—	740
Termination of Forward Purchase Agreement	—	—	—	(21,400)
Total other expenses (income)	(690)	1,389	7,836	(21,343)
Loss (income) before income taxes	(6,899)	(4,943)	(26,452)	11,811
Income tax expense	—	—	—	—
Net (loss) Income	$(6,899)	$(4,943)	$(26,452)	$11,811

Income (loss) per share:
Basic:	$(0.16)	$(0.17)	$(0.64)	$0.49
Diluted:	$(0.16)	$(0.17)	$(0.64)	$0.45

Shares used in computing Income (loss) per share:
Basic:	44,329,214	29,474,362	41,251,886	23,959,175
Diluted:	44,329,214	29,474,362	41,251,886	26,517,135

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT SHARE AMOUNTS; UNAUDITED

	Class A Ordinary Shares		Preferred Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2025	32,325,709	$84,562	4,500	$6,277	$(78,766)	$(9,483)	$2,590
Stock-based Compensation	—	—	—	—	1,608	—	1,608
Net Loss	—	—	—	—	—	(10,903)	(10,903)
Incentive Shares Issued	887,447	802	—	—	—	—	802
Warrant Exercise	2,900,000	2,970	—	—	5,493	—	8,463
Class A Ordinary Shares Issued under Sales Agreement	3,445,210	8,253	—	—	—	—	8,253
Balance at August 31, 2025	39,558,366	$96,587	4,500	$6,277	$(71,665)	$(20,386)	$10,813
Stock-based Compensation	—	—	—	—	179	—	179
Net Loss	—	—	—	—	—	(8,650)	(8,650)
Stock options exercised	36,721	28	—	—	—	—	28
Incentive Shares Issued	1,471,792	1,589	—	—	(1,411)	—	178
Warrant Exercises	300,000	312	—	—	771	—	1,083
Class A Ordinary Shares Issued under Sales Agreement	2,558,726	10,839	—	—	—	—	10,839
Balance at November 30, 2025	43,925,605	$109,355	4,500	$6,277	$(72,126)	$(29,036)	$14,470
Stock-based Compensation	—	—	—	—	175	—	175
Net Loss	—	—	—	—	—	(6,899)	(6,899)
Incentive Shares Issued	162,987	267	—	—	3,789	—	4,056
Class A Ordinary Shares Issued under Sales Agreement	870,297	2,327	—	—	—	—	2,327
Balance at February 28, 2026	44,958,889	$111,949	4,500	$6,277	$(68,162)	$(35,935)	$14,129

	Class A Ordinary Shares		Preferred Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2024	18,607,931	$74,406	—	$—	$(77,656)	$(14,683)	$(17,933)
Stock-based Compensation	—	—	—	—	26	—	26
Net Loss	—	—	—	—	—	(2,911)	(2,911)
Incentive Shares Issued	66,316	74	—	—	—	—	74
Warrant Exercise	45,000	44	—	—	—	—	44
Pre-Funded Warrants	—	—	—	—	1,925	—	1,925
Warrant Issuance	—	—	—	—	(5,157)	—	(5,157)
Class A Shares Issued	2,800,000	1,799	—	—	—	—	1,799
Balance at August 31, 2024	21,519,247	$76,323	—	$—	$(80,862)	$(17,594)	$(22,133)
Stock-based Compensation	—	—	—	—	13	—	13
Net Income	—	—	—	—	—	19,664	19,664
Warrant Exercise	55,000	59	—	—	44	—	103
Pre-Funded Warrants	3,000,000	1,925	—	—	(1,925)	—	—
Balance at November 30, 2024	24,574,247	$78,307	—	$—	$(82,730)	$2,070	$(2,353)
Stock-based Compensation	—	—	—	—	71	—	71
Net Loss	—	—	—	—	—	(4,943)	(4,943)
Warrant Exercise	2,490,000	2,684	—	—	3,186	——	5,870
Class A Shares Issued	4,166,667	2,088	—	—	—	—	2,088
Preferred Shares Issued	—	—	4,500	6,264	—		6,264
Balance at February 28, 2025	31,230,914	$83,079	4,500	$6,264	$(79,473)	$(2,873)	$6,997

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

EXPRESSED IN CANADIAN DOLLAR 000’S; UNAUDITED

	Nine months ended
	February 28, 2026	February 28, 2025
Cash Flows from Operating Activities:
Net (loss) Income	$(26,452)	$11,811
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187	98
Stock-based compensation	6,998	189
Registered Share Offering Costs	—	290
Change in fair value of Forward Purchase Agreement	—	740
Gain on Termination of Forward Purchase Agreement	—	(21,400)
Change in Warrant liability	8,134	(601)
Changes in operating assets and liabilities:
Prepaid expenses	(564)	1,690
Other receivables	(195)	268
Accounts payable	421	118
Accrued liabilities	(317)	(9)
Operating leases	(1)	(1)
Net cash used in operating activities	(11,789)	(6,807)

Cash Flows used in Investing Activities:
Purchase of property and equipment	(813)	(98)
Net cash used in investing activities	(813)	(98)

Cash Flows from Financing Activities:
Proceeds from Sales Agreement	21,419	—
Proceeds from Registered Securities Offering	—	3,947
Registered Share Offering Costs	—	(510)
Proceeds from exercise of stock options	28	—
Proceeds from Issuance of Class A Ordinary Shares	—	2,088
Proceeds from Issuance of Preferred Shares	—	6,264
Forward Purchase Agreement termination	—	(278)
Proceeds from warrants exercised	3,282	2,774
Net cash provided by financing activities	24,729	14,285

Net Change in Cash and Cash Equivalents	12,127	7,380
Cash and Cash Equivalents - Beginning of period	7,547	1,816
Cash and Cash Equivalents - End of period	$19,674	$9,196

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

NOTE 2. Going Concern and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s development plans. Funding of these activities has primarily been through the net proceeds received from the issuance of Class A ordinary shares and preferred shares, government grants, as well as the issuance of related and third-party convertible debt.

Horizon is a pre-revenue organization in a research and development and flight-testing phase of operations. While management estimates that cash and cash equivalents on-hand as of February 28, 2026, will be sufficient to fund our current operating plan for at least the next 12 months from the date these unaudited condensed interim consolidated financial statements were available to be issued, there is substantial doubt around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital.

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

NOTE 4. Balance Sheet Components

Property and Equipment, net

Property and equipment consist of the following:

	Year-Ended
	February 28, 2026	May 31, 2025
Computer Equipment	$212	$103
Leasehold Improvements	233	123
Equipment	532	—
Website Development	152	152
Vehicles	16	16
Software	62	—
	1,207	394
Accumulated Depreciation	(372)	(185)
Total Property and Equipment, net	$835	$209

Depreciation expenses of $79 and $187 for the three and nine months-ended February 28, 2026 (February 28, 2025 - $37 and $98) has been recorded in Operating expenses in the unaudited condensed interim consolidated statements of operations.

Prepaid Expenses

Prepaid Expenses consisted of the following:

	February 28, 2026	May 31, 2025
Prepaid insurance	$440	$436
Prepaid rent	1	1
Prepaid software	159	4
Prepaid capital market services	—	89
Prepaid aircraft development equipment	284	—
Other general prepaid expenses	209	—
Total Prepaid expenses	$1,093	$530

Accrued Expenses

Accrued Expenses consisted of the following:

	February 28, 2026	May 31, 2025
Accrued professional fees	$209	$439
Accrued employee costs	82	171
Other accrued expenses	17	15
Total Accrued expenses	$308	$625

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

NOTE 6. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2026, and May 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
February 28, 2026
Liabilities
Derivative Liability - Warrants	$6,357	$6,040	$—	$317
Total	$6,357	$6,040	$—	$317

Description	Amount at Fair Value	Level 1	Level 2	Level 3
May 31, 2025
Liabilities
Derivative Liability - Warrants	$4,488	$1,264	$—	$3,224
Total	$4,488	$1,264	$—	$3,224

As of February 28, 2026, there were 10,000 warrants outstanding at an exercise price of $0.75 USD to purchase an equivalent number of Class A ordinary shares. The following table provides quantitative information regarding Level 3 fair value measurements inputs related to these Warrant liabilities at their measurement dates:

	February 28, 2026	May 31, 2025
Redemption Price (USD)	$0.75	$0.75
Stock Price (USD)	$1.94	$1.06
Volatility	76%	76%
Term (years)	3.5	4.2
Risk-free rate	3.96%	4.42%

The change in the fair value of the assets and liabilities measured with Level 3 inputs, for the nine months ended February 28, 2026, is summarized as follows:

May 31, 2025
Fair value Derivative Liability – May 31, 2025	$3,224
Warrant Exercises	(5,492)
Change in fair value of Warrant Liabilities	2,998
Fair value Derivative Liability – August 31, 2025	730
Warrant Exercises	(772)
Change in fair value of Warrant Liabilities	403
Fair Value Derivative Liability – November 30, 2025	$361
Warrant Exercises	—
Change in fair value of Warrant Liabilities	(44)
Fair Value Derivative Liability – February 28, 2026	$317

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

As of February 28, 2026, there were warrants outstanding of 12,065,375 at an exercise price of $11.50 USD and 10,000 at an exercise price of $0.75 USD to purchase an equivalent number of Class A ordinary shares.

Warrant holders exercised 3,200,000 warrants in exchange for 3,200,000 Class A ordinary shares for proceeds of $3,282 during the nine months-ended February 28, 2026.

A summary of warrant activity for the Company is as follows:

	Number of Warrants	Weighted Average Exercise Price(USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (USD)
Outstanding warrants May 31, 2025	15,275,375	$9.24	3.7	$995
Exercised	3,200,000	$0.75	3.7	$3,555
Outstanding warrants February 28, 2026	12,075,375	$11.49	2.9	$12

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

During the three and nine months-ended February 28, 2026, the Company sold 870,297 and 6,874,233 Class A ordinary shares under the Sales Agreement for net proceeds of $2,327 and $21,419, respectively. As of February 28, 2026, the Company had $33.4 million USD remaining eligible for sales under the Sales Agreement.

During the three and nine months-ended February 28, 2026, the Company incurred $21 in general and administrative costs relating to 14,753 Class A ordinary shares to be issued at a future date for services rendered. This has been recorded as a component of Shareholders’ Equity.

NOTE 8. Stock-based Compensation

In August 2022, the Company established a Stock Option Plan, superseded by the 2023 Equity Incentive Plan (the “Incentive Plan”), under which the Company’s Board of Directors may, from time-to-time, in its discretion, grant stock options to directors, officers, consultants and employees of the Company.

Stock options outstanding vest in equal tranches over a period of three years. During the three and nine months-ended February 28, 2026, the Company granted 135,000 and 413,000 stock options (February 28, 2025 - 1,340,000 and 1,520,000), respectively. The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	February 10, 2026		June 24, 2025		February 3, 2025		October 4, 2024
Stock price	$USD	2.57	$USD	2.01	$USD	0.27	$USD	0.61
Risk-free interest rate		4.2%		4.2%		3.8%		4.5%
Term (years)		5		5		5		5
Volatility		76%		76%		76%		76%
Forfeiture rate		0%		0%		0%		0%
Dividend yield		0%		0%		0%		0%

A summary of stock option activity for the Company is as follows:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding stock options May 31, 2025	2,205,230	$0.58	8.4	$1,340
Stock options issued	413,000	$2.19	9.6	-
Stock options exercised	(36,721)	-	4.5	$85
Stock options forfeited	(45,000)	$2.01	9.6	$-
Outstanding stock options February 28, 2026	2,536,509	$0.82	8.2	$4,028
Exercisable as of February 28, 2026	1,121,842	$0.58	6.9	$2,084

During the three and nine months-ended February 28, 2026, the Company recorded stock-based compensation expenses of $175 and $548 (February 28, 2025 - $71 and $189) relating to stock options, respectively. In addition, during the three and nine months-ended February 28, 2026, the Company recorded $148 and $1,597 of stock-based compensation relating to shares issued for services (February 28, 2025 - $0 and $74), respectively.

On August 27, 2025, the Company issued 1,160,001 Performance Share Units (“PSUs”) that vested upon achievement of the Company achieving a market capitalization of $100 million USD. The Company recorded $3,651 of compensation expenses related to these PSUs based on a Monte Carlo simulation model. These PSUs vested on September 26, 2025.

The following assumptions were used to estimate the fair value of the PSUs:

	August 27, 2025
Stock price	$USD	1.83
Risk-free interest rate		3.3%
Term (years)		3.3
Volatility		76%
Dividend yield		0%

On February 10, 2026, the Company issued 1,625,000 Performance Share Units (“PSUs”) that vest in two separate and equal tranches; i) upon achievement of the Company achieving a market capitalization of $250 million USD; and ii) upon outperforming the Russell Microcap index over a two-year period. The Company recorded $3,789 of compensation expenses related to these PSUs based on a Monte Carlo simulation model.

	February 10, 2026
Stock price	$USD	1.85
Risk-free interest rate		3.3%
Term (years)		3.8
Volatility		76%
Dividend yield		0%

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

The following outlines the Company’s basic and diluted loss per share for the three and nine months-ended February 28, 2026, and February 28, 2025 (000’s CAD, except share amounts):

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Income (loss) per share:
Basic:	$(0.16)	$(0.17)	$(0.64)	$0.49
Diluted:	$(0.16)	$(0.17)	$(0.64)	$0.45

Shares used in computing Income (loss) per share:
Basic:	44,329,214	29,474,362	41,251,886	23,959,175
Diluted:	44,329,214	29,474,362	41,251,886	26,517,135

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

Green Fund

In August 2024, the Company entered into a funding agreement with the Downsview Aerospace Innovation and Research Centre (“DAIR”). DAIR selected the Company with a project on the Engineering of an eVTOL wing. The funding approved to the Company was $75, of which $30 has been received as of February 28, 2026.

NOTE 11. Related Party Transactions

During the three and nine months-ended February 28, 2026, the Company paid $0 and $60 (February 28, 2025 - $nil and $nil) to Cert Centre Canada (“3C”) for certification planning services. One of the Company’s Board of Directors is the Chief Executive Officer of 3C. There were no other identifiable related party transactions or balances for the periods presented.

NOTE 12. Subsequent Events

The Company has evaluated subsequent events from March 1, 2026, through to the date of this filing Form 10-Q and determined that there have been no reportable subsequent events.

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

Horizon believes one of the primary drivers for adoption of its aircraft is the value proposition enabled by its aircraft that can take-off and land similar to a helicopter, fly almost twice as fast, and operate with much lower direct operating costs. Additional factors impacting adoption of eVTOL technology include, but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the environmental impact of hybrid-electric machines; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground or unmanned drone services; consumers perception about the convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of vehicles. In addition, macroeconomic factors could impact demand for RAM services, particularly if customer pricing is at a premium to ground-based transportation. Horizon anticipates initial aircraft sales to be used for medevac services, firefighting services, disaster relief services, remote medical services, military operations, followed by sales to air operators and lessors for cargo transport, business travel, and air-taxi services. If the market for RAM does not develop as expected, this could significantly impact the Company’s ability to generate revenue or grow its business.

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

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. Horizon has incurred and expects to continue to incur significant costs in pursuit of the Company’s commercialization plans. We have devoted many resources to the design and development of our eVTOL prototype aircraft. Funding of these activities has primarily been through the net proceeds received from the issuance of Class A ordinary shares, preferred shares, government grants, and the issuance of related and third-party convertible debt.

Horizon is a pre-revenue organization in a research and development and flight-testing phase of operations. With approximately $20 million of cash and cash equivalents on-hand as of February 28, 2026, management expects to be in a position to fund our current operating plan for at least the next 12 months; however there remains substantial doubt around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital.

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

Comparison of the Three Months Ended February 28, 2026, to the Three Months Ended February 28, 2025

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Horizon’s statements of operations data for the quarters ended February 28, 2026, and February 30, 2025 (000’s).

	Quarter-Ended
Operating expenses	February 28, 2026	February 28, 2025	Variance ($)
Research and development	$4,283	$443	$(3,840)
General and administrative	3,306	3,111	(195)
Total operating expenses	7,589	3,554	(4,035)
Loss from operations	(7,589)	(3,554)	4,035
Other expenses (income)	487	11	(476)
Interest expense (income), net	(182)	(51)	131
Change in fair value of Warrants	(995)	1,429	2,424
Net Income (Loss)	$(6,899)	$(4,943)	$(1,956)

Operating Expenses

Operating expenses increased by $4,035, from $3,554 for the quarter-ended February 28, 2025, to $7,589, for the quarter-ended February 28, 2026. The increase was primarily driven by additional staff hired to support development activities and engineering costs related to building the Company’s full-scale prototype aircraft, partially offset by reduced general and administrative costs.

Research and Development Expenses

Research and development expenses increased by $3,840, from $443 during the quarter-ended February 28, 2026, to $4,283 during the quarter-ended February 28, 2026. The increase was primarily attributable to additional labour related to building the Company’s full-scale prototype aircraft and related engineering costs, flight software, and data analysis. Research and development expenses can be itemized into the following categories for the respective periods:

	Quarter-Ended
	February 28, 2026	February 28, 2025
Compensation Costs	$2,885	$407
Engineering costs	1,359	35
Depreciation	39	1
Total Research and Development costs	$4,283	$443

General and Administrative

General and Administrative costs increased by $195, from $3,111 during the quarter-ended February 28, 2025, to $ 3,306 during the quarter ended February 28, 2026. The increase was primarily due to increased recognition of stock-based compensation expenses, partially offset by reduced service fees for consultants, investor relations, public relations, and regulatory fees.

Comparison of the Nine Months Ended February 28, 2026, to the Nine Months Ended February 28, 2025

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Horizon’s statements of operations data for the nine months ended February 28, 2026, and February 28, 2025 (000’s).

	Nine Months Ended
Operating expenses	February 28, 2026	February 28, 2025	Variance ($)
Research and development	$9,610	$1,167	$(8,443)
General and administrative	9,006	8,365	(641)
Total operating expenses	18,616	9,532	(9,084)
Loss from operations	(18,616)	(9,532)	9,084
Other expenses (income)	196	(7)	(203)
Interest expense (income), net	(494)	(75)	419
Change in fair value of Warrants	8,134	(601)	(8,735)
Change in fair value and Termination of Forward Purchase Agreement	—	(20,660)	(20,660)
Net Income (Loss)	$(26,452)	$11,811	$(38,263)

Operating Expenses

Operating expenses increased by $9,084, from $9,532 for the nine months-ended February 28, 2025, to $18,616 for the nine months-ended February 28, 2026. The increase was primarily driven by additional staff hired to support development activities, engineering costs related to building the Company’s full-scale prototype aircraft, and stock-based compensation.

Research and Development Expenses

Research and development expenses increased by $8,443, from $1,167 during the nine months-ended February 28, 2025, to $9,610 during the nine months-ended February 28, 2026. The increase was primarily attributable to additional labour related to building the Company’s full-scale prototype aircraft and related engineering costs, flight software, and data analysis. Research and development expenses can be itemized into the following categories for the respective periods:

	Nine Months Ended
	February 28, 2026	February 28, 2025
Compensation Costs	$6,998	$1,070
Engineering costs	2,517	95
Depreciation	95	2
Total Research and Development costs	$9,610	$1,167

General and Administrative

General and Administrative costs increased by $641, from $8,365 during the nine months-ended February 28, 2025, to $9,006 during the nine months-ended February 28, 2026. The Company continues to make efforts towards maintaining efficient administrative expenses as research and development costs connected with building the full-scale prototype aircraft grow.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated (000’s):

	Nine months Ended
Net cash provided by (used in)	February 28, 2026	February 28, 2026	Variance ($)
Operating activities	$(11,789)	$(6,807)	$(4,982)
Investing activities	(813)	(98)	(715)
Financing activities	24,729	14,285	10,444
Net increase in cash	$12,127	$7,380	$4,747

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

For the nine months-ended February 28, 2026, the $4,982 increase in cash used in operations as compared to the nine months ended February 28, 2025, was primarily attributed to increased operating costs and changes in non-cash working capital.

Net Cash used in Investing Activities

The Company’s cash flows used in investing activities to date have been primarily comprised of property and equipment.

For the nine months-ended February 28, 2026, the $715 increase in cash used from investing as compared the nine months-ended February 28, 2025, was primarily related to tooling and equipment connected with building the Company’s full-scale demonstrator aircraft and expansion of the Company’s facilities to accommodate additional personnel.

Net Cash used in Financing Activities

The Company’s cash flows provided by financing activities to-date have primarily been composed of funding raised with securities offerings as well as related and third-party convertible instruments.

For the nine months-ended February 28, 2026, the $10,444 increase in cash provided by financing activities was primarily attributed to proceeds from the issuance of Class A ordinary shares and warrant exercises.

Warrant holders exercised 3,200,000 warrants in exchange for 3,200,000 Class A ordinary shares resulting in proceeds of $3,282 during the nine months-ended February 28, 2026 (February 28, 2025 - $2,684).

As of February 28, 2026, there were warrants outstanding of 12,065,375 at an exercise price of $11.50 USD and 10,000 remaining at an exercise price of $0.75 USD to purchase an equivalent number of Class A ordinary shares.

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

During the three and nine months-ended February 28, 2026, the Company sold 870,297 and 6,874,234 Class A ordinary shares under the Sales Agreement for net proceeds of $2,327 and $21,419, respectively. As of February 28, 2026, the Company had $33.4 million USD remaining eligible for sales under the Sales Agreement.

Sources of Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, contractual obligations, and other commitments. The Company assesses liquidity in terms of its cash flows from financing activities and their sufficiency to fund its operating and development activities. Beyond February 28, 2026, the Company’s principal source of liquidity is expected to be cash and cash equivalents of approximately $20 million currently on-hand, future government grants and subsidies, and future sales of securities or convertible debt instruments.

To date, the Company has funded its operations primarily with the issuances of Class A ordinary shares, Series A preferred shares, and issuances of convertible debt instruments. Additional funding has been provided through government-backed grants.

The Canadian government recently announced the Initiative for Sustainable Aviation Technology (“INSAT”) fund whereby $350 million will be invested into innovative companies focused on sustainable aviation solutions. The Company submitted an initial INSAT proposal in April 2025 along with its application partners for a project size of $10.5 million, of which up to 40% of project costs may be reimbursed. The Company’s proposal was aligned with three of the four key INSAT technology areas including (1) Hybrid and Alternative Propulsion, (2) Aircraft Architecture and Systems Integration, and (3) Transition to Alternative Fuels. In October 2025, the Company was informed that this application was successful. Funding for this project is anticipated to span the next 1-2 years.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of February 28, 2026, and May 31, 2025.

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

As a smaller reporting company, we are not required to provide this information.

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

Remediation of Material Weakness

While significant progress has been made to improve our internal control over financial reporting, not all aspects have been sufficiently remediated. The material weakness, as of February 28, 2026, relates to the inadequate separation of financial responsibilities. Our management, with the oversight of the Audit Committee of our Board of Directors, continues to design and implement measures to remediate the material weakness. Remediation of the material weakness will require further validation and testing of the operating effectiveness of the applicable remedial controls over a sustained period of financial reporting cycles. The Company has hired additional resources and is in the process of formalizing and testing additional internal controls and expects remediation of this material weakness prior to the end of its current fiscal year-ending May 31, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On February 18, 2026, the Company issued an aggregate of 159,697 Class A ordinary shares to third-party service providers for services rendered at a deemed price of USD$1.89 per share. These issuances were made in reliance upon one or more exemptions from the registration requirements of the Securities Act, including Section 4(a)(2) thereof, Regulation D, and Regulation S promulgated thereunder. The Class A ordinary shares were issued in transactions by the Company not involving a public offering, to “accredited investors,” or in offshore transactions in which no directed selling efforts were made in the United States.

(b) Not Applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the quarter ended February 28, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

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

New Horizon Aircraft Ltd.

Date: April 14, 2026	/s/ Brandon Robinson
	Name:	Brandon Robinson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2026	/s/ Brian Merker
	Name:	Brian Merker
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)