Form 10-K
period 2026-05-31
New Horizon Aircraft Ltd.
filed 2026-07-16
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on November 28, 2025, based on the closing price of $1.65 for shares of the Registrant’s Class A ordinary shares as reported by The Nasdaq Global Market, was approximately $USD 72,477,248. Class A ordinary shares beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 16, 2026, there were 66,825,837 of the registrant’s Class A ordinary shares, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Annual Report on Form 10-K of New Horizon Aircraft Ltd. are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of the Ontario Securities Act (collectively, “forward-looking statements”). Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties (some of which are beyond our control) and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including risks and uncertainties that could delay, divert or change these expectations, and could cause actual results to differ materially from those projected in these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

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

“Code” means the United States Internal Revenue Code, as amended.

“Exchange Act” means the United States Securities Exchange Act of 1934, as amended.

“General Warrants” means the warrants included within August 2024 registered share offering. Each General Warrant entitles the holder thereof to purchase one Class A ordinary share for $USD 0.75 per share.

“Initial Public Offering” or “IPO” refers to the initial public offering of 11,500,000 units, with each unit consisting of one Class A ordinary share, par value $USD 0.0001 per share (the “Pono Class A ordinary shares”) and one warrant to purchase one Pono Class A ordinary share, and each unit being sold at an offering price of $USD 10.00 per unit, which closed on February 14, 2023 and the registration statement on Form S-1 of which was declared effective by the SEC on February 9, 2023.

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

“Placement Warrants” means the warrants included within the Placement Units. Each Placement Warrant entitles the holder thereof to purchase one Pono Class A ordinary share for $USD 11.50 per share.

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

“Public Warrants” refers to warrants to purchase the Class A ordinary shares at an exercise price of $USD 11.50 per share.

“RDO I Warrants” refers to placement agent warrants included in the May 8, 2026, registered direct offering. Each RDO I Warrant entitles the holder thereof to purchase one Class A ordinary share for $USD 2.47 per share.

“RDO II Warrants” refers to placement agent warrants included in the May 27, 2026, registered direct offering. Each RDO I Warrant entitles the holder thereof to purchase one Class A ordinary share for $USD 2.89 per share.

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the United States Securities Act of 1933, as amended.

“SPAC Continuance” refers to the domestication of Pono as a British Columbia company in connection with the Business Combination.

“Sponsor” means Mehana Capital LLC.

“$USD,” “USD” or “U.S. Dollars” refers to the legal currency of the United States.

“Warrant Agreement” means the Warrant Agreement, dated February 9, 2023, by and between Pono and Continental Stock Transfer & Trust Company.

“Warrants” means any of the Public Warrants, General Warrants, Pre-funded Warrants, RDO I Warrants, RDO II Warrants, and the Placement Warrants.

Item 1. Business.

Overview

We are an advanced aerospace Original Equipment Manufacturer (“OEM”) that is designing and building a next generation hybrid-electric Vertical Takeoff and Landing (“eVTOL”) aircraft for the Regional Air Mobility (“RAM”) market. Our aircraft aims to offer a more efficient way to move people and goods at a regional level, from 50 to 500 miles, help to connect remote communities, and improve our ability to deal with an increasing number of climate-related natural disasters such as wildfires, floods, and droughts.

The product we are building is a hybrid electric 7-seat aircraft, coined the Cavorite X7, that can take-off and land vertically like a helicopter. However, unlike a traditional helicopter, for the majority of its flight the aircraft will fly in a configuration much like a traditional airplane. This would allow the Cavorite X7 to fly faster, farther, and operate more efficiently than a traditional helicopter. Expected to travel at speeds surpassing 250 miles per hour at a range over 500 miles, we believe this aircraft will be a disruptive force to RAM travel.

The new and developing eVTOL aircraft market has been made possible by a convergence of innovation across many different technologies. Batteries, strength of light materials, computing power, simulation, and propulsion technology have all crossed a critical threshold to enable viable aircraft designs such as our Cavorite X7. This has resulted in the establishment and rapid growth of the Advanced Air Mobility (“AAM”) market. Morgan Stanley has projected that the AAM market could reach $USD 1 trillion (in the base case) by 2040 and $USD 9 trillion by 2050.

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

A rendering of Horizon’s full-scale demonstrator aircraft that is currently being built.

The aircraft is powered by a hybrid-electric main engine. For vertical flight, electrical power for the powerful ducted fans in the wings and canards comes from two sources: an on-board generator driven by an internal combustion engine and an array of batteries. Augmenting the battery power with generator power allows us to reduce battery size, recharge the aircraft after vertical takeoff or landing, and increase safety. This aircraft will be able to operate in austere locations without power, unlike other pure electric AAM aircraft designs that will be forced to fly from charging station to charging station.

We believe that the technology and configuration advantages of our Cavorite X7 aircraft will represent a significant market advantage. It is anticipated that our aircraft will be significantly less expensive to own and operate as compared to legacy helicopters with similar payload characteristics and will travel almost twice as fast. The specifications for the aircraft include the capability to transport seven people with a useful load of 1,500 lbs., almost twice the carriage capacity of many of our AAM peers. We believe the combination of carrying more people or goods, traveling faster, and operating more efficiently will provide a strong economic model for broad adoption.

Our business operating model is predicated on building and selling the Cavorite X7 aircraft for both civilian and military use. We also believe that the extensive intellectual property developed to enable the successful operation of our aircraft could be licensed to third parties to generate significant profit.

We have designed, built, and completed flight testing of a 50%-scale prototype of our Cavorite X7 aircraft. This large-scale prototype has been through hover testing and successfully transitioned to forward flight. We have also partnered with Cert Centre Canada (“3C”) for development of a certification basis that will be used to form the foundation for Type Certification with Transport Canada Civil Aviation (“TCCA”). Receiving a Type Certificate in accordance with stated regulatory standards will certify compliance to applicable airworthiness standards for the Cavorite X7, a prerequisite for using the aircraft in commercial operations. We believe our aircraft will be one of the first eVTOL aircraft to be certified for flight into known icing conditions (“FIKI”), dramatically increasing operational utility. We are targeting Type Certification prior to 2030.

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

The eVTOL Industry, Total Addressable Market and its Drivers

The eVTOL aircraft market is a developing sector within the transportation industry. This market sector is dependent on the successful development and implementation of eVTOL aircraft and networks, none of which are currently in commercial operation. Morgan Stanley has projected that the eVTOL market for moving people and moving goods could be between $USD 1 trillion by 2040 and $USD 9 trillion by 2050, as set forth in the “Morgan Stanley Research, eVTOL/Urban Air Mobility TAM Update” report released in May 2021 (the “Morgan Stanley Report”).

Furthermore, in its 2021 RAM report, NASA has highlighted that while the United States has over 5,000 airports, only 30 of them support 70% of all travelers.1 This report highlights that the average American lives within 16 minutes of an airport yet must travel hours to larger hubs for even shorter regional travel. 73% of Americans prefer road travel over flying, even if that means spending hours in gridlocked traffic. Accordingly, we believe there is a significant opportunity to improve regional travel through the use of intelligently designed eVTOL aircraft.

[1]	NASA, REGIONAL AIR MOBILITY (2021), https://sacd.larc.nasa.gov/wp-content/uploads/sites/167/2021/04/2021-04-20-RAM.pdf.

Regional Air Mobility

RAM is a term that represents a faster, more efficient way of moving people and goods between 50 and 500 miles. With the development of more economical, versatile, and safe aircraft like Horizon’s Cavorite X7 that can flexibly travel between regional locations, it is little wonder that the market demand is high for these types of machines.

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

The large RAM market opportunity is precipitated by a transportation system that is insufficient to handle increasing demand without time delays, high infrastructure and maintenance costs and adverse environmental impact. Since 1990, global passenger flows have increased by more than 125% across all major modes of travel while global trade volume has increased by approximately 200%. To counter the rapidly increasing demand for mobility and logistics, governments worldwide are investing a total of approximately $USD 1 trillion per annum into transport infrastructure, which is three times more as compared to twenty years ago. Despite these investments, our regional transport systems have not fundamentally improved.

In response, governments are increasing their support for the development of both urban and regional eVTOL networks, and sustainable aviation more generally, through regulatory incentives and investment. For example, the Canadian government recently introduced the Initiative for Sustainable Aviation Technology (INSAT) where $350M will be invested into innovative companies focused on sustainable aviation solutions. We believe that Horizon could be an ideal match for the recent government funding opportunities and has benefited from project awards via government grants already exceeding $CAD 12 million.

The History of Horizon

Horizon was founded in 2013 to develop an innovative prototype amphibious aircraft. As we evaluated the latest advancements in the areas of electric motor and battery technologies, we realized that a new high-utility type of aircraft concept was feasible. The experienced aircraft development team shifted to developing the unique Cavorite X-series concept, specifically a 7-person hybrid eVTOL aircraft.

Horizon successfully raised funding to support the continued development and testing of its sub-scale prototypes and is currently building a full-scale technical demonstrator aircraft.

Sub-Scale Prototypes

We have built many sub-scale prototype aircraft. Commencing with a smaller 1/7th-scale aircraft, and in 2025 we successfully completed flight testing on a half-scale prototype. This large prototype has a 22-foot wingspan and weighs approximately 600 lbs. This aircraft has been through successful testing in hover, wind tunnel, and forward transition flight. All testing yielded positive results, and the aircraft has performed significantly above initial expectations in respect to both power and stability.

Full-Scale Cavorite X7 Aircraft Concept

Based on positive initial testing results, the team transitioned to building a full-scale technical demonstrator aircraft. This demonstrator aircraft will hold seven (7) people: six (6) passengers and one (1) pilot. Updated performance estimates from early sub-scale testing indicate that the full-scale hybrid-electric Cavorite X7 will be able to travel at speeds that may surpass 250 mph and carry 1,500 lbs. of useful load over 500 miles with the appropriate fuel reserves.

Business Combination

On February 14, 2023, Pono consummated its Initial Public Offering. On January 12, 2024 (the “Closing Date”), we consummated the Business Combination which resulted in the combination of Pono with Legacy Horizon, pursuant to the previously announced Business Combination Agreement, following the approval at a general meeting of the shareholders of Pono held on January 4, 2024. On January 10, 2024, pursuant to the Business Combination Agreement, the Company initiated the SPAC Continuance when Pono was continued and de-registered from the Cayman Islands when the Cayman Islands Registrar of Companies issued a Certificate of De-Registration. On January 11, 2024, the Company completed the SPAC Continuance and re-domesticated as a British Columbia company and in connection therewith, effected the Articles, under the laws of British Columbia. Pursuant to the Business Combination Agreement, on January 12, 2024, Merger Sub and Legacy Horizon were amalgamated under the laws of British Columbia, and Pono changed its name to New Horizon Aircraft Ltd.

Our Competitive Strengths

We believe that our business benefits from several competitive strengths, including the following:

Proprietary Ducted Fan-in-Wing Technology — the “HOVR Wing” System

The majority of our competitors use “open propeller” eVTOL vertical lift architectures. We employ our own proprietary HOVR Wing technology that provides a number of important advantages:

●	More Efficient: Ducted fans are significantly more efficient than open propellers of similar diameter, using much less power for the same levels of thrust. Our unique HOVR Wing system also generates significant induced lift over the wing, further reducing the amount of momentum lift required by the electric ducted fans and improving efficiency.

●	Lower Noise: The presence of ducts around the fans stops the noise from radiating freely into the environment. Furthermore, we will employ acoustic liners within the fan duct that lower the noise further. We expect this to enable the Cavorite X7 aircraft to land at a large number of locations close to high population densities.

●	Fly Enroute Like a Normal Aircraft: The HOVR Wing has the ability to return to a configuration similar to a traditional airplane for efficient enroute flight. This aerodynamically efficient enroute configuration is the key to its impressive performance metrics.

●	CTOL, STOL, VTOL: The HOVR Wing concept also naturally supports Conventional Takeoff and Landing (“CTOL”), able to take off and land from a conventional runway like a traditional aircraft, should that be required. It can also conduct Short Takeoff and Landing (“STOL”) operations, something that is anticipated to carry high utility for regional flight operators. In CTOL and STOL operations the aircraft can accommodate even higher payload. Finally, VTOL operations will enable remote landing opportunities, special missions, and dramatically expand its unique capabilities.

●	Flight into Known Icing: We believe the Cavorite X7 will be one of the first VTOL aircraft that could be successfully certified for FIKI conditions. Being able to operate in poor weather should expand the operational capability of the aircraft and further reinforce strong commercial business cases.

Agile Team with Significant Aerospace and Operational Experience

We were founded by a team with deep experience in the aerospace industry. Our team boasts individuals who have led the design, construction and testing of new aircraft types and have deep industry experience. The leadership team within Horizon also includes personnel with significant experience in finance, human resources, and information technology which we believe will facilitate cohesion, effectiveness and security as the company continues to grow.

Operational Experience

Many of our principal engineers and technicians have significant operational experience. Many are active pilots. For example, our CEO was an active CF-18 fighter pilot for nearly 20 years and holds a commercial Airline Transport Pilot’s License. This experience allows the team to visualize operating this innovative aircraft in the real world. Design considerations for easy field repair, safety, performance, and a focus on lowering operational costs has been foundational to the Cavorite X7 design and development. We believe this deep operational experience and design consideration has led to a machine concept that will support safe and cost-efficient flight for operators, thereby increasing demand for the aircraft.

Our Strategy

Build Aircraft for the Rapidly Growing Regional Air Mobility Market

We are focusing our initial services on RAM. Beyond simple movement of cargo and people at the regional level — 50 to 500 miles — the aircraft will be able to economically conduct a number of unique missions such as:

●	Medical Evacuation: Able to travel almost twice the speed as a traditional helicopter and at significantly lower operating costs. Delivering people or other time sensitive materials to a hospital in half the time of current helicopters has the potential to save many lives.

●	Remote Resupply: Many remote communities around the world suffer from anxiety about delivery of critical goods. Without the runway infrastructure to support traditional aircraft remote deliveries, the Cavorite X7 will be able to deliver critical medical supplies, food, and other important goods directly to these areas.

●	Disaster Relief: As global climate conditions become more extreme, a hybrid-electric eVTOL like the Cavorite X7 offers a unique way to save lives when a weather disaster strikes. Able to land almost anywhere and operate without power infrastructure due to its hybrid-electric architecture, the Cavorite X7 could help people when weather conditions dictate.

●	Military Missions: An aircraft capable of travelling at speeds almost twice that of a traditional helicopter offers unique military capability. Casualty evacuation, forward operating base resupply and other Special Operations will help Allied Servicepeople around the world.

Develop Unique Technologies That Can be Broadly Licensed to Generate Revenue

We expect that the technology we are developing for the Cavorite X7 aircraft may be broadly useful across the industry. For example, the unique HOVR Wing concept could support other designs across the industry or within military applications. These technologies offer potential to significantly enhance revenue, including potential licensing sales in specific geographic regions.

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

For remote operations, the aircraft can effectively become a power generation station. After landing, the aircraft can recharge itself in minutes and will be able to produce usable power should that be required, for example during a disaster relief mission where the power grid is offline. The Cavorite X7 could land in a parking lot and provide charging or power for communications that has been disrupted.

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

Flight into Known Icing and Other Operational Challenges

We believe that the Cavorite X7 design may be one of the only viable VTOL designs that could be certified for FIKI. This is due to its unique characteristic of flying like a traditional aircraft for enroute flight, without multiple open rotors that could accumulate ice. Transition to and from vertical flight would occur in Visual Meteorological Conditions, essentially clear of any clouds. As a result, enroute there would only be one propeller exposed to icing conditions should there be a requirement to fly through clouds that could cause ice accumulation. This propeller can be electrically heated for anti-icing purposes, something that is common in commercial regional turboprop operations. Furthermore, with a significant amount of on-board electrical power available enroute, electrothermal coatings may be used to help prevent or remove ice on lift surfaces. Finally, with a turbine engine the aircraft systems will have access to warm bleed air that could be circulated for anti-icing or de-icing.

Bird strikes are also an area of concern for commercial flight. Our aircraft concept has only one exposed propeller that is partially protected by the fuselage. Unlike many compound open rotor designs where losing one blade may cause a cascading failure, our aircraft operates like any number of the thousands of commercial regional aircraft already certified and operating profitably.

Challenging weather is often difficult for regional commercial flight operations. The Cavorite X7’s hybrid power system and efficient enroute configuration will likely make it more resilient in the face of bad weather. Increased speed and range over pure electric VTOL regional aircraft should allow for increased versatility, able to divert to a backup airfield or vertiport, go around unexpected storms, or deal with unexpected winds that could negatively impact slower designs. We expect that this, coupled with FIKI certification, could offer a significant operational advantage over our competitors.

Aviation Regulations

In Canada and the U.S., civil aviation is regulated by the TCCA and the Federal Aviation Administration (“FAA”) respectively. These two regulatory bodies control all aspects of certifying a new aircraft for commercial flight (Type Certification), production of that aircraft (Production Certification) and issuance of an Air Operations Certificate (AOC) to organizations who wish to use the aircraft in commercial operations.

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

Marketing

Our marketing strategy is intended to build industry and consumer awareness of our technology. We are working to develop and execute a robust marketing plan. Marketing efforts will include comprehensive Communication, Investor Relations, and Public Relations plans to ensure consumer understanding, investor confidence, and entering the public consciousness as developmental operations continue. Our overarching value proposition will focus on the benefits of our Cavorite X7 platform and its wide array of superior operational capabilities, while maintaining the highest safety standards. We also believe that the striking visual design of the aircraft coupled with market leading utility will be an important point of differentiation from our competition.

Competition

The current eVTOL landscape in North America and more broadly from a global perspective is competitive. Alternative technologies, either known or unknown, could bring more attractive eVTOL designs to the marketplace. We believe that our primary competition for market share will come from similar minded companies that come to realize that RAM may offer a more compelling initial business case as compared to early eVTOL designs. These companies could employ similar design architectures alongside hybrid-electric power systems and challenge our Cavorite X7.

Human Resources

As of July 16, 2026, we had 56 employees in Canada and 2 employees outside of Canada.  None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be suitable. We believe that our turnover and productivity levels are at acceptable levels.

Properties

Horizon leases office space and an aircraft hangar in Lindsay, Ontario, which serves as the corporate headquarters, as well as office space and light composite manufacturing space in Haliburton, Ontario and office space in Ottawa, Ontario. Horizon believes that these properties are sufficient for its business and operations as currently conducted. The Company is currently exploring locations for future scalable manufacturing operations.

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

Legal Proceedings

As of July 16, 2026, we were not a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of the outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

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

We expect our operating expenses to significantly increase over the next several years as we complete our aircraft design, build, testing, and manufacturing. We expect the rate at which we incur losses will be significantly higher in fiscal 2027 and beyond as we engage in the following activities:

●	continuing to build our Cavorite X7 hybrid eVTOL aircraft with the goal of having such aircraft certified and ultimately produced;

●	engaging suppliers in the development of aircraft components and committing capital to serial production of those components;

●	building our production capabilities to assemble and test the major components of our aircraft: propulsion systems, energy system assembly and aircraft integration, as well as incurring costs associated with outsourcing production of subsystems and other key components;

●	hiring additional employees across design, production, marketing, administration and commercialization of our business;

●	engaging with third party providers for design, testing, certification and commercialization of our products;

●	building up inventories of parts and components for our aircraft;

●	further enhancing our research and development capacities to continue the work on our aircraft’s technology, components, hardware and software performance;

●	testing and certifying the performance and operation of our aircraft;

●	working with third-party providers to train our pilots, mechanics and technicians in our proprietary aircraft operation and maintenance;

●	developing and launching our digital platform and customer user interface;

●	developing our sales and marketing activities and developing our vertiport infrastructure; and

●	increasing our general and administrative functions to support our growing operations and our responsibilities as a public company.

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

eVTOL aircraft involve a complex set of technologies and are subject to evolving regulations, many of which were originally not intended to apply to electric and/or VTOL aircraft. Before any eVTOL aircraft can fly passengers, manufacturers and operators must receive requisite regulatory approvals, including, but not limited to, aircraft type certificate and certification related to production of the aircraft. As of now, there are no eVTOL aircraft that have passed certification by TCCA, the European Union Aviation Safety Agency, or the FAA for commercial operations in Canada, Europe or the United States, respectively, and there is no assurance that our current serial prototype for the Cavorite X7 aircraft will receive government certification in a way that is market-viable or commercially successful, in a timely manner or at all. Gaining government certification requires us to prove the performance, reliability and safety of its Cavorite X7 aircraft, which cannot be assured. Any of the foregoing risks and challenges could adversely affect our prospects, business, financial condition and results of operations.

The success of our business depends on the safety and positive perception of our aircraft, the establishment of strategic relationships, and of our ability to effectively market and sell aircraft that will be used in RAM services.

We expect that the success of selling our aircraft will be highly dependent on our target customers’ embrace of RAM and eVTOL vehicles, which we believe will be influenced by the public’s perception of the safety, convenience and cost of our Cavorite X7 specifically but also of the industry as a whole. As a new industry, the public has low awareness of RAM and eVTOL vehicles, which will require substantial publicity and marketing campaigns in a cost-effective manner to effectively and adequately target and engage our potential customers. If we are unable to demonstrate the safety of our aircraft, the convenience of our aircraft, and the cost-effectiveness of our use in RAM services as compared with other commuting, goods transportation, airport shuttle, or regional transportation options, our business may not develop as we anticipate we could, and our business, revenue and operations may be adversely affected. Further, our sales growth will depend on our ability to develop relationships with infrastructure providers, airline operators, other commercial entities, municipalities and regional governments and landowners, which may not be effective in generating anticipated sales, and marketing campaigns can be expensive and may not result in the acquisition of customers in a cost-effective manner, if at all. If conflicts arise with our strategic counterparties, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Our strategic counterparties may develop, either alone or with others, products or services in related fields that are competitive with our products and services.

We have a limited operating history and face significant challenges to develop, certify, and manufacture our aircraft. Our Cavorite X7 eVTOL aircraft remains in development, and we do not expect to deliver any aircraft until 2029, at the earliest, if at all.

We are developing an aircraft for the emerging RAM market, which is continuously evolving. Although our team has experience designing, building and testing new aircraft, we have no experience as an organization in volume manufacturing of our planned Cavorite X7 aircraft. We cannot assure that us or our suppliers and other commercial counterparties will be able to develop efficient, cost-effective manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully produce and maintain Cavorite X7 aircraft. Based on our current testing and projections, we believe that we can achieve our business plan and forecasted performance model targets in terms of aircraft range, speed, energy system capacity, and payload for our full-scale Cavorite X7 aircraft.

Detailed build of our full-scale Cavorite X7 aircraft has not yet been completed, and many of the systems, the aerodynamics, the structure, and other critical elements of the design have yet to be designed, produced, and tested at full-scale. As such, we might not achieve all, or any, of our performance targets, which would materially impact our business plan and results of operations.

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

The RAM market for eVTOL passenger and goods transport services does not exist; whether and how it develops is based on assumptions, and the RAM market may not achieve the growth potential we expect or may grow more slowly than expected.

Our estimates for the total addressable market for eVTOL RAM, regional passenger and goods transport, and military use are based on a number of internal and third-party estimates, including customers who have expressed interest, assumed prices at which we can offer our services, assumed aircraft development, estimated certification and production costs, our ability to manufacture, obtain regulatory approval and certification, our internal processes and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates may prove to be incorrect, which could negatively affect our operating revenue, costs, operations and potential profitability.

We may be unable to adequately control the costs associated with our pre-launch operations, and our costs will continue to be significant after we commence operations.

We will require significant capital to develop and grow our business, including designing, developing, testing, certifying and manufacturing our aircraft, educating customers of the safety, efficiency and cost-effectiveness of our unique aircraft and building our brand. Our research and development expenses were $13.2 million and $3.7 million in fiscal year 2026 and 2025, respectively, and we expect to continue to incur significant expenses which will impact our profitability, including continuing expenses, manufacturing, maintenance and procurement costs, marketing, customer and payment system expenses, and general and administrative expenses as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully market our aircraft for global use but also our ability to control our costs. If we are unable to efficiently design, certify, manufacture, market, and deliver our aircraft on time, our margins, profitability and prospects would be materially and adversely affected.

We are a relatively small company in comparison to current industry leaders in the RAM market. We may experience difficulties in managing our growth.

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

Our management has prepared our projected financial performance, operating information and business plan, which reflect our current estimates of future performance. Whether our actual financial results and business develops in a way that is consistent with our expectations and assumptions as reflected in our forecasts depends on a number of factors, many of which are outside our control. Our estimates and assumptions may prove inaccurate, causing the actual amount to differ from our estimates. These factors include, but are not limited to, the risk factors described herein and the following factors:

●	our ability to obtain sufficient capital to sustain and grow our business;

●	our effectiveness in managing our costs and our growth;

●	our ability to meet the performance and cost targets of manufacturing our aircraft;

●	our ability to effectively develop our fan-in-wing eVTOL technology that underpins our Cavorite X7 aircraft design and operation;

●	establishing and maintaining relationships with key providers and suppliers;

●	the timing, cost and ability to obtain the necessary certifications and regulatory approvals;

●	the development of the RAM market and customer demand for our aircraft;

●	the costs and effectiveness of our marketing and promotional efforts;

●	competition from other companies with compelling aircraft that may emerge to compete directly or indirectly with our Cavorite X7 aircraft;

●	our ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel;

●	the overall strength and stability of domestic and international economies;

●	regulatory, legislative and political changes; and

●	consumer spending habits.

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

We do not anticipate delivering our first Cavorite X7 eVTOL aircraft to customers until 2029 at the earliest, pending receipt of regulatory approval and certification. The aircraft remains in the detailed design and building phase and has yet to complete any flight testing or go through a certification process. Any delay in the design, production, or completion or requisite testing and certification, and any design changes that may be required to be implemented in order to receive certification, could adversely impact our business plan and strategic growth plan and our financial condition.

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

Electric aircraft are based on complex technology that requires skilled pilot operation and maintenance. Like any aircraft, they may experience operational or process failures and other problems, including adverse weather conditions, unanticipated collisions with foreign objects, manufacturing or design defects, pilot error, software malfunctions, cyber-attacks or other intentional acts that could result in potential safety risks. Any actual or perceived safety issues with our aircraft, other electric aircraft or eVTOL aircraft, unmanned flight based on autonomous technology or the RAM industry generally may result in significant reputational harm to our business, in addition to tort liability, increased safety infrastructure and other costs that may arise. The electric aircraft industry has faced multiple prototype-related accidents.

We are also subject to risk of adverse publicity stemming from any public incident involving the company, our employees or our brand. If our personnel, our prototype aircraft, or the personnel or vehicles of one of our competitors, were to be involved in a public incident, accident or catastrophe, the public perception of the RAM industry or eVTOL vehicles specifically could be adversely affected, resulting in decreased customer demand for our aircraft, significant reputational harm or potential legal liability, which could cause a material adverse effect on sales, business and financial condition. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. If our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from an incident or accident.

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

We are currently developing plans to expand our primary manufacturing infrastructure near Toronto, Ontario, and we plan to begin production of our certified aircraft in 2029 at the earliest. We may not be able to successfully develop and certify a full-scale aircraft. We may also not be able to successfully develop commercial-scale manufacturing capabilities internally or supply chain relationships with our intended Tier 1 suppliers. Our production facilities and the production facilities of our outsourcing parties and suppliers may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, which may render it difficult or impossible for us to manufacture our aircraft for some period of time.

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

Our business and prospects heavily depend on our ability to develop, maintain and strengthen our brand and sell consumers on the safety, convenience and cost-effectiveness of our RAM services. If we are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our ability to develop, maintain and strengthen our brand will depend heavily on the success of our marketing efforts. When it launches, we expect the RAM industry to be intensely competitive, with a strong first-mover advantage, and we will not be the first to deliver viable eVTOL aircraft to service this market. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

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

Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell, lease, or market our aircraft or components, which could make it more difficult for us to operate our business. From time to time, we may receive communications from holders of patents (including non-practicing entities or other patent licensing organizations), trademarks or other intellectual property regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and urge us to take licenses. Our applications and uses of trademarks relating to our design, software or artificial intelligence technologies could be found to infringe upon existing trademark ownership and rights. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

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

Our eVTOL aircraft, our planned operation of RAM services, and in certain jurisdictions our local AOCs, will be subject to substantial regulation in the jurisdictions in which we intend our eVTOL aircraft to operate. We expect to incur significant costs in complying with these regulations. Regulations related to the eVTOL industry, including aircraft certification, production certification, passenger operation, flight operation, airspace operation, security regulation and vertiport regulation are currently evolving, and we face risks associated with the development and evolution of these regulations.

Our aircraft must be initially certified by the TCAA organization in order to be used for commercial purposes in Canada. Furthermore, we must also seek type certification under the FAA for the aircraft to be used for commercial services in the United States. For commercial use in Europe, the European Union Aviation Safety Agency must also grant type certification for our aircraft. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving certification. Our failure to obtain or maintain certification for our aircraft or infrastructure would have a material adverse effect on our business and operating results. In addition to obtaining and maintaining certification of our aircraft, our third-party air carriers will need to obtain and maintain operational authority necessary to provide the envisioned RAM services. A transportation or aviation authority may determine that we and/or our third-party air carriers cannot manufacture, provide, or otherwise engage in the services as we contemplated and upon which we based our projections. The inability to implement the envisioned RAM services could materially and adversely affect our results of operations, financial condition, and prospects.

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

Our management team may not successfully or efficiently operate as a public company.

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

We will be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $USD 1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares held by non-affiliates exceeds $USD 700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we issued more than $USD 1.0 billion in non-convertible debt during the prior three-year period. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, such as an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our shares less attractive as a result, there may be a less active, liquid and/or orderly trading market for our shares and the market price and trading volume of our shares may be more volatile and decline significantly.

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

Risks Related to Ownership of Our Securities

An active market for our securities may not persist, which would adversely affect the liquidity and price of our securities.

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

The trading price of our Class A ordinary shares is likely to be volatile. The stock market has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your Class A ordinary shares at an attractive price due to a number of factors such as those listed in “Risks Related to Our Business and Industry” and the following:

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

We currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”), which we may use to offer from time to time Class A ordinary shares, preferred shares, debt securities, warrants, units and any combination of the foregoing securities (the “Shelf Registration Statement”, and the prospectus contained therein, the “Prospectus”). On February 14, 2025, we entered into a sales agreement (the “Sales Agreement”) relating to the offer and sale of our Class A ordinary shares from time to time through or to JonesTrading Institutional Services LLC (“Jones”), acting as sales agent in “at the market” offerings as defined in Rule 415 under the Securities Act (the “ATM Offering”). In connection with the entry into the Sales Agreement, we filed a prospectus supplement, dated March 25, 2025 (the “Original Prospectus Supplement”) to the accompanying Prospectus dated March 25, 2025 (collectively, the “Prior Prospectus”) to register Class A ordinary shares issuable pursuant to the Sales Agreement. Under the Prior Prospectus, we registered up to $USD 6.25 million of our Class A ordinary shares to be sold in the ATM Offering. On June 27, 2025, we filed a prospectus supplement to the Prospectus to increase the maximum aggregate offering price of the Class A ordinary shares issuable under the Sales Agreement to up to an additional aggregate $USD 16.5 million of Class A ordinary shares, which did not include any prior sales made pursuant to the Sales Agreement. On October 31, 2025, the Company filed a prospectus supplement to increase the maximum aggregate offering price of the Class A ordinary shares issuable under the Sales Agreement to $USD 50 million of Class A ordinary shares. On May 26, 2026, the Company filed a prospectus supplement to decrease the maximum aggregate offering price of the Class A ordinary shares issuable under the Sales Agreement to $USD 28 million of Class A ordinary shares.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to curtail or cease our operations. Raising additional funding through debt or equity financing is likely to be difficult or unavailable altogether given the stage of our technology. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline further and existing stockholders may not agree with our financing plans or the terms of such financings.

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

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of Class A ordinary shares issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding Class A ordinary shares. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our shareholders.

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

The exercise price for the Public Warrants is $USD 11.50 per Class A ordinary share. There is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants may expire worthless.

In addition, our Public Warrants were issued in registered form under the Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and Pono. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding Public Warrants to make any other change. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of Class A ordinary shares purchasable upon exercise of a Public Warrant.

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

Engage Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors and consultants in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements.

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

Item 2. Properties.

Horizon’s principal executive offices are located at 3187 Highway 35, Lindsay, Ontario, K9V 4R1. Horizon leases office space and an aircraft hangar in Lindsay, Ontario, which serves as the corporate headquarters, as well as office space and light composite manufacturing space in Haliburton Ontario and office space in Ottawa, Ontario. Horizon believes that these properties are sufficient for its business and operations as currently conducted. Horizon is currently exploring locations for future scalable manufacturing operations.

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

As of July 16, 2026, there were 42 holders of record of our Class A ordinary shares and nil holders of record of our Public Warrants.

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

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and “forward-looking information” within the meaning of the Ontario Securities Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Annual Report.

Overview

New Horizon Aircraft Ltd. (the “Company”, “Horizon”, “we,” “us” or “our”) is a British Columbia-based aerospace company headquartered in Lindsay, Ontario, focused on developing advanced hybrid-electric vertical takeoff and landing ("eVTOL") aircraft. Our mission is to expand regional air mobility by delivering aircraft that combines the operational flexibility of vertical flight with the safety, speed, range, and efficiency of conventional fixed-wing aircraft.

Horizon’s flagship aircraft, the Cavorite X7, incorporates the Company’s patented fan-in-wing technology, enabling vertical takeoff and landing while preserving the performance characteristics of a conventional aircraft during cruise flight. The Cavorite X7 is being designed to serve a broad range of commercial and government applications, including regional passenger transportation, emergency medical services, disaster response, cargo operations and defense missions.

Horizon has successfully completed flight testing of its large-scale prototype aircraft and is currently assembling a full-scale technical demonstrator, which is expected to begin flight testing in 2026 or 2027. The Company continues to advance engineering, certification planning, manufacturing partnerships and supply chain development as it works toward commercialization.

Organization and Nature of Business

Robinson Aircraft Ltd. (“Robinson”), Horizon’s operating subsidiary, was incorporated in 2013. The company initially focused on hybrid-electric amphibious aircraft before transitioning in 2018 to the development of its proprietary hybrid-electric eVTOL platform, which ultimately evolved into the Cavorite X7.

Horizon's long-term business strategy is centered on the design, certification, and commercialization of the Cavorite X7, while leveraging strategic manufacturing partners and an established aerospace supply chain to efficiently scale production. In addition to aircraft sales, the Company believes its patented fan-in-wing technology and related intellectual property may create future licensing opportunities with other OEM’s.

Horizon intends to market the Cavorite X7 to commercial operators, aircraft lessors, government agencies and defense organizations that require aircraft capable of both vertical and conventional runway operations. The Company believes its asset-light manufacturing strategy, combined with strategic partnerships, will enable efficient capital deployment while supporting multiple commercial and government end markets.

Over the past year, Horizon has continued advancing the Cavorite X7 program through completion of major structural assemblies, expansion of its strategic supplier network, and preparation of its full-scale technical demonstrator for flight testing.

Business Combination

The Company is a former blank check company incorporated on March 11, 2022, under the name Pono Capital Three, Inc. (“Pono”), as a Delaware corporation, subsequently redomiciled in the Cayman Islands on October 14, 2022, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination.

On February 14, 2023, we consummated the Initial Public Offering (“IPO”). On January 12, 2024 (the “Closing date”), we consummated a merger (the “Merger”) with Pono Three Merger Acquisitions Corp., a British Columbia company (“Merger Sub”) and wholly-owned subsidiary of Pono, with and into Robinson pursuant to an agreement and plan of merger, dated as of August 15, 2023, by and among Pono, Merger Sub, Horizon, and Robinson.

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

Development of the Regional Air Mobility Market

The Company’s revenue will be directly tied to the continued development of long-distance aerial transportation and related technologies. While the Company believes the market for RAM will be significant, it is currently immature and there is no guarantee of future demand. Horizon anticipates commercialization of its aircraft beginning in 2028 or 2029, and its business will require significant investment leading up to commercialization, including, but not limited to, final engineering designs, prototyping and flight testing, manufacturing, software development, certification, and pilot training.

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

Competition

The markets in which we intend to operate are highly competitive and characterized by significant capital requirements and rapid technological change. We expect to compete with traditional helicopter manufacturers, fixed-wing aircraft manufacturers, ground-based mobility solutions, and other eVTOL developers, many of whom have substantially greater financial, technical, and manufacturing resources than we do. While we expect to produce a versatile aircraft that can be useful in a variety of air mobility missions, we believe this industry will be dynamic and increasingly competitive. It is possible that our competitors could gain significant market share. Horizon may not fully realize the sales it anticipates, and it may not receive any competitive advantage from its design or may be overcome by other competitors. If new companies or existing aerospace companies produce competing aircraft in the markets in which Horizon intends to service and obtain large-scale capital investment, we may face increased competition.

Horizon may receive an advantage from following well-funded competitors that are paying to create certification programs, raise awareness of eVTOL advantages, and advocate for enhanced government funding programs.

Government Certification

Commercial operation of Horizon’s Cavorite X7 aircraft will require Type Certification and related regulatory approvals. We have initiated engagement with TCCA in Canada and the FAA in the United States to discuss potential certification pathways. As a Canadian company, we expect TCCA to serve as the primary certification authority, with participation from the FAA as the program progresses, which we expect will reduce the traditional amount of time required to achieve FAA certification.

Horizon maintains a partnership with 3C to support aspects of our certification planning and development activities. 3C is leveraging their deep experience with TCCA and FAA certification programs and is assisting us in developing our certification basis and advancing regulatory engagement.

Certification of a new aircraft design is a complex, multi-year process that typically requires significant time and capital. We have not previously completed an aircraft certification program, and there can be no assurance that our Cavorite X7 aircraft will achieve certification on our anticipated timeline, or at all. In addition to type certification, we will be required to obtain production approvals prior to commercial deliveries.

Delays in certification, changes in regulatory requirements, the need for additional testing or design modifications, or the inability to obtain required approvals could delay or prevent commercialization of our aircraft. Any such outcomes could materially and adversely affect our business, financial condition, results of operations, and prospects.

Dual Use Business Model

Horizon is pursuing a dual use strategy designed to position the Cavorite X7 aircraft for both civilian and military applications. We believe this approach expands our potential addressable market, supports earlier mission adoption opportunities, and may enable a more efficient path toward scaling production over time.

Present projections indicate that sales volume of this dual use aircraft will result in a viable business model over the longer-term as production volumes scale and unit economics improve to support sufficient market adoption. The advantage of military application of Horizon’s aircraft in addition to sales volumes leads to a reduction in the risk of certification as aircraft used for military purposes do not necessarily require TCCA, FAA, or related other jurisdictional certification approval. As with any new industry and aerospace product, numerous risks and uncertainties exist. The Company’s financial results are dependent on delivering aircraft on-time and at a cost that supports returns at prices that support sufficient sales to customers who are willing to purchase based on value arising from time and versatility from utilizing regional eVTOL aircraft. Horizon’s civilian sector financial results are dependent on achieving certification on its expected timeline. Our aircraft include numerous parts and manufacturing processes unique to eVTOL aircraft, particularly its product design. Significant efforts have been made to estimate costs in the Company’s planning projections; however, the cost associated with assembling its aircraft at scale remains uncertain at this stage of development.

We believe military and special-mission use cases, which may not require the same certification approvals as commercial passenger operations, could provide earlier operational opportunities and help validate performance, reliability, and mission versatility as the broader regional air mobility market continues to develop. Over time, we expect increasing production volumes and operational experience to support improvements in unit economics and market adoption.

Our long-term success in the civilian sector will depend on our ability to deliver aircraft on schedule, at competitive costs, and at price points that support customer adoption across multiple mission profiles. While our civilian market opportunity remains dependent on achieving regulatory certification, we believe our dual-use strategy provides flexibility as we progress through development, certification, and commercialization.

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

Horizon is a pre-revenue organization focused on research and development and flight-testing of our eVTOL aircraft. With $78.3 million of cash on-hand as of May 31, 2026, management expects that the Company has sufficient funds for its current operating plan for at least the next 12 months from the date the consolidated financial statements were available to be issued. There remains substantial doubt regarding the Company’s ability to meet the going concern assumption beyond that period without securing additional capital.

There can be no assurance that we will be successful in achieving our business plans, that our current capital will be sufficient to support our ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that we do not meet our business plans, we may be required to raise additional capital, alter, or scale back our aircraft design, development, and certification programs, or be unable to fund capital expenditures. Any such events could have a material adverse effect on our financial position, results of operations, cash flows, and ability to execute our business plans.

Components of Results of Operations

Revenue

The Company is working to design, develop, certify, and manufacture our eVTOL aircraft and has not yet generated revenues in any of the periods presented. We do not expect to begin generating significant revenues until we are able to complete the certification of our eVTOL aircraft.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, including salaries, benefits, other compensation costs and costs of consulting, as well as equipment, engineering, data analysis, and materials.

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

Interest Expense, net

Interest expense is related to the Company’s leases. Interest income consists primarily of interest earned on the Company’s cash and cash equivalents.

Change in fair value of Forward Purchase Agreement

Change in fair value of Forward Purchase Agreement consists of fluctuations in the deemed value of an agreement between the Company and a shareholder facilitating future purchases of the Company’s stock based on a simulation model. The Company mutually agreed to terminate the Forward Purchase Agreement with its counterparty on November 1, 2024, at a cost of $278. In connection with this transaction, the Company recorded a $21,400 gain.

Change in fair value of Warrants

Changes in fair value of Warrants consists of fluctuations in the fair value of the Company’s Warrants outstanding as of the end of each reporting period.

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

Comparison of the Year Ended May 31, 2026 to the Year Ended May 31, 2025

Significant variances in the Company’s components of operations are explained below. The following table sets forth Horizon’s statements of operations data for the years-ended May 31, 2026, and May 31, 2025 (000’s $CAD).

	Year Ended
Operating expenses	May 31, 2026	May 31, 2025	Variance ($)
Research and development	$13,244	$3,660	$(9,584)
General and administrative	10,224	9,925	(299)
Total operating expenses	23,468	13,585	(9,883)
Loss from operations	(23,468)	(13,585)	9,883
Other expenses (income)	(503)	10	513
Interest expense (income), net	(671)	(123)	548
Change in fair value of Warrants	10,802	1,988	(8,814)
Change in fair value and Termination of Forward Purchase Agreement	-	(20,660)	20,660
Net Income (Loss)	$(33,096)	$5,200	$38,296

Operating Expenses

Operating expenses increased by $9,883, from $13,585 for the year-ended May 31, 2025, to $23,468 for the year-ended May 31, 2026. The increase was primarily driven by equipment and materials directly related to the build of the full-scale technical demonstrator aircraft, additional staff hired to support research and development activities, and other administrative costs connected with the Company’s growth activities.

Research and Development Expenses

Research and development expenses increased by $9,584, from $3,660 during the year-ended May 31, 2025, to $13,244 during the year-ended May 31, 2026. The increase was primarily attributable to additional labour costs related to flight testing, engineering work, flight software, prototype manufacturing, and data analysis. Research and development costs can be itemized into the following categories for the respective periods:

	Year Ended
	May 31, 2026	May 31, 2025
Compensation Costs	$5,370	$2,305
Engineering costs	7,725	1,285
Depreciation	149	70
Total Research and Development costs	$13,244	$3,660

General and Administrative

General and Administrative costs increased by $299, from $9,925 during the year-ended May 31, 2025, to $10,224 during the year-ended May 31, 2026. The increase was related to legal, accounting, travel, investor relations, compensation costs, marketing, and branding expenses related to the Company’s growth efforts.

Other expenses (income)

Other expenses (income) increased by $513, from an expense of $10 during the year-ended May 31, 2025, to income of $503 during the year-ended May 31, 2026. The increase primarily reflected foreign exchange and additional grants and subsidies received.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated (000’s $CAD):

	Year Ended
Net cash provided by (used in)	May 31, 2026	May 31, 2025	Variance ($)
Operating activities	$(16,492)	$(9,312)	$(7,180)
Investing activities	(967)	(142)	(825)
Financing activities	88,191	15,185	73,006
Net increase in cash	$70,732	$5,731	$65,001

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

For the year-ended May 31, 2026, the 7,180 increase in cash used from operations as compared to the year-ended May 31, 2025, was primarily attributed to increased operating costs in connection to the Company’s engineering efforts and changes in working capital.

Net Cash used in Investing Activities

The Company’s cash flows used in investing activities have primarily been comprised of the acquisition of property and equipment.

For the year-ended May 31, 2026, the $825 increase in cash used by investing activities as compared to the year-ended May 31, 2025, was primarily attributed to tooling, aircraft rotables and spares, and technology acquisition costs.

Net Cash provided by Financing Activities

The Company’s cash flows provided by financing activities to date have primarily been composed of funding raised with convertible instruments and registered securities offerings.

For the year-ended May 31, 2026, the $73,006 increase in cash provided by financing activities was primarily attributed to proceeds from the issuance of Class A ordinary shares and warrant exercises.

On August 21, 2024, the Company completed a registered securities offering (“RSO”) by issuing 2,800,000 Class A ordinary shares, 3,000,000 Pre-Funded Warrants (“PFW’s”), and 5,800,000 General Warrants. Proceeds received by the Company are summarized below:

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

During the year-ended May 31, 2026, warrant holders exercised 3,200,000 (May 31, 2025 - 2,590,000) General Warrants in exchange for 3,200,000 (May 31, 2025 - 2,590,000) Class A ordinary shares for proceeds of $3,280 (May 31, 2025 - $2,787).

On May 8, 2026, the Company completed a registered direct offering (“RDO I”) by issuing 9,254,889 Class A ordinary shares. There were also 277,647 warrants issued to the placement agent to purchase an equivalent number of shares at an exercise price of $USD 2.47. Proceeds received by the Company in connection with RDO I are summarized below:

Gross Proceeds - Class A Shares	$27,232
Direct costs	$(2,196)
Net Proceeds	$25,036

On May 27, 2026, the Company completed a second registered direct offering (“RDO II”) by issuing 5,385,646 Class A ordinary shares and 4,574,514 PFW’s. There were also 298,805 RDO II Warrants issued to the placement agent to purchase an equivalent number of shares at an exercise price of $USD 2.89. Proceeds received by the Company are summarized below:

Gross Proceeds - Class A Shares	$18,697
Gross Proceeds - PFW’s	$15,874
Gross Proceeds - PFW Exercises	$3
Direct costs	$(2,611)
Net Proceeds	$31,963

PFW’s may be exercised by warrant holders at any time at a nominal exercise price as they were funded in connection with RDO II. Upon exercise, each PFW may be exchanged for one Class A ordinary share. 2,413,617 PFW’s were exercised during the year-ended May 31, 2026.

As of May 31, 2026, there were 12,065,375 warrants outstanding at an exercise price of $11.50 USD, 10,000 General Warrants outstanding at an exercise price of $USD 0.75, 277,647 RDO I Warrants outstanding at an exercise price of $USD 2.47, and 298,805 RDO II Warrants outstanding at an exercise price of $USD 2.89 to purchase an equivalent number of Class A ordinary shares.

On December 18, 2024, the Company entered into subscription agreements with a third-party investor pursuant to which the Company issued an aggregate of 4,166,667 Class A ordinary shares of the Company, at a price of $USD 0.36 per share, and an aggregate of 4,500 Series A preferred shares (the “Series A Preferred Shares”) of the Company at a price of $1,000 per share. The financing closed on December 19, 2024.

The Series A Preferred Shares are convertible, at the option of the holder and without additional consideration, into Class A ordinary shares on a one for 2222.222222 basis. The proceeds received by the Company are summarized below:

Gross Proceeds - Class A Shares	$2,100
Gross Proceeds - Preferred Shares	6,300
Direct costs	(41)
Net Proceeds	$8,359

In March 2025 the Company filed a shelf registration statement on Form S-3 with the SEC and a related prospectus pursuant to which it may, from time to time, sell shares of its Class A ordinary shares, having an aggregate value of up to $USD 6.25 million, pursuant to a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with a placement agent for the sale of its Class A ordinary shares.

On June 27, 2025, we filed a prospectus supplement to increase the maximum aggregate offering price of the Class A ordinary shares issuable under the Sales Agreement to up to an additional aggregate $USD 16.5 million of Class A ordinary shares. On October 31, 2025, the Company filed a prospectus supplement to increase the maximum aggregate offering price of the Class A ordinary shares issuable under the Sales Agreement to $USD 50 million of Class A ordinary shares. On May 26, 2026, the Company filed a prospectus supplement to decrease the maximum aggregate offering price of the Class A ordinary shares issuable under the Sales Agreement to $USD 28 million of Class A ordinary shares.

During the year-ended May 31, 2026, the Company sold 9,037,738 (May 31, 2025 – 940,562) Class A ordinary shares under the Sales Agreement for net proceeds of $27.9 million (May 31, 2025 - $880). As of May 31, 2026, the Company had $USD 6.6 million remaining eligible for sales under the Sales Agreement.

Sources of Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, contractual obligations, and other commitments. The Company assesses liquidity in terms of its cash flows from financing activities and their sufficiency to fund its operating and development activities. Beyond May 31, 2026, the Company’s principal source of liquidity is expected to be cash and cash equivalents of more than $78 million on-hand, future government grants and subsidies, and future sales of securities.

To date, the Company has funded its operations primarily with the issuances of Class A ordinary shares, Series A Preferred Shares, and issuances of convertible debt instruments. Additional funding has been provided through government-backed grants.

The Company believes it has sufficient cash to fulfill its business plan for at least the next 12 months from the date of this filing. To the extent the Company is able to raise additional financing, either by way of the Sales Agreement, warrants, or by other means, the Company may be in a position to expedite its business plan including hiring employees at a more rapid pace. To achieve the Company’s long-term objectives, additional financing may be required.

Horizon is a pre-revenue organization that is currently building a full-scale technical demonstrator aircraft in pursuit to certify its Cavorite X7 aircraft. While management estimates that cash and cash equivalents on-hand of more than $78 million will be sufficient to fund our current operating plan for at least the next 12 months from the date these consolidated financial statements were available to be issued, there is substantial doubt around the Company’s ability to meet the going concern assumption beyond that period without securing additional capital.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 31, 2026, and May 31, 2025.

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

The Company’s Forward Purchase Agreement and Warrants outstanding that are recognized as a derivative liability in accordance with ASC 815 are recognized as an asset or liability at fair value and with changes in fair value recognized in the Company’s consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement was measured at fair value using a simulation model. At the settlement date, the Forward Purchase Agreement was recognized as a derivative asset at the value of cash paid based on the number of shares, with any changes in fair value recognized in the Company’s statements of operations. The Company mutually agreed to terminate the Forward Purchase Agreement with its counterparty on November 1, 2024, at a cost of $278 and resulting in a gain of $21,400.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes the accounting for government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The update is effective for annual periods beginning after December 15, 2028, and interim periods beginning within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If a business entity adopts the amendments in this Update in an interim reporting period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures within its consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2026, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 31, 2026. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2026, based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, the design and operation of our disclosure controls and procedures were effective.

Management, including our principal executive officer and principal financial and accounting officer, believe that the consolidated financial statements contained in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

During the Company’s fiscal year-ending May 31, 2026, additional resources were hired to facilitate increased and enhanced segregation of duties. The supplemental resources have resulted in additional layers of oversight and separation of responsibilities across the processes deployed to ensure the Company’s financial statements fairly present, in all material respects, our financial condition, results of operations, and cash flows in conformity with GAAP.

Item 9B. Other Information.

(a)	None.

(b)	During the quarter ended May 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth, as of July 16, 2026, the name, age and position of each of our executive officers and directors.

Name	Age	Position
Executive Officers
Brandon Robinson(3)	47	Chief Executive Officer, Director
Jason O’Neill	48	Chief Operating Officer
Brian Merker	49	Chief Financial Officer
Stewart Lee	53	Head of People & Strategy
Non-Employee Directors
Trisha Nomura(1)	46	Director
John Maris(2)	68	Director
John Pinsent(1)	66	Director
Jameel Janjua(2)	47	Director

(1)	Class I Director

(2)	Class II Director

(3)	Class III Director

Background of Directors and Executive Officers

Executive Officers

Brandon Robinson. Brandon Robinson has served as the Chief Executive Officer and as a member of the Board of Horizon since the Business Combination, and previously served as the founder and Chief Executive Officer of Legacy Horizon and led the Horizon team since its inception in 2013. He has dedicated his life to aviation, initially as a CF-18 pilot in the Canadian Armed Forces (CAF) before moving into large scale military capital projects. Upon leaving the CAF, Mr. Robinson discovered his passion for the Advanced Air Mobility movement. Mr. Robinson serves on the Board of Directors of the Ontario Aerospace Council. Mr. Robinson has a Bachelor of Mechanical Engineering from Royal Military College, an MBA from Royal Roads University, has co-authored several successful aerospace patents, and holds an Airline Transport Pilots License. His deep operational experience alongside a passion for technical innovation has propelled Horizon to the forefront of the Advanced Air Mobility movement.

We believe that Mr. Robinson, given his extensive experience as a front-line fighter pilot, mechanical engineering knowledge and adept managing acumen, is qualified to serve as a member of our Board due to his unique combination of skills he brings as our co-founder and Chief Executive Officer.

Jason O’Neill. Jason O’Neill has served as Chief Operating Officer of Horizon since 2019. Mr. O’Neill has more than 20 years of experience in senior roles scaling tech-based start-ups. Prior to joining Horizon, Mr. O’Neill worked at Centtric as the Director of Product and Strategy for 13 years. Most recently he served as the Director of Product and Data for Thoughtwire for nearly 10 years. Mr. O’Neill’s previous organizations were focused on problem solution, leveraging leading edge computer-based technologies. Mr. O’Neill attended both the University of Toronto and the University of Waterloo.

Brian Merker. Brian Merker has served as Chief Financial Officer of Horizon since 2023. Mr. Merker has more than 20 years of senior financial management experience including more than 10 years serving in the Aviation sector, most recently as Chief Financial Officer of Skyservice Business Aviation (“Skyservice”) from 2018 to 2022, supporting growth efforts in aircraft management, maintenance, fixed-based operations, charter, and brokerage. Prior to Skyservice, Mr. Merker served as Chief Financial Officer of Great Slave Helicopters as well as Vice President of Finance of its parent Company, Discovery Air, a publicly traded organization from 2013 to 2018. Discovery Air included a diverse range of aviation related services including fighter jet pilot training, rotary-wing services, a commercial fixed-wing airline, fire suppression support, as well as aircraft engineering and maintenance. Prior to his time at Discovery Air, Mr. Merker served as Vice President of Finance from 2007 to 2012 at Score Media, a publicly traded company focused on sports broadcast and technology innovation. Mr. Merker began his career in the KPMG audit practice, where he served from 2003 to 2006. During this time, he gained significant exposure to SEC registrants at the commencement of the Sarbanes-Oxley legislation. Mr. Merker obtained his Honours Commerce degree in Economics from Guelph University before attending Queen’s University to complete his Chartered Professional Accounting academia requirements.

Stewart Lee. Stewart Lee has served as the Head of People and Strategy at Horizon since 2013. Prior to joining Horizon, Mr. Lee formed his own company, providing human resources consulting services to a wide array of clients. Previously, Mr. Lee was the Director of Human Resources for Steel-Craft Door Products, a large Canadian national manufacturing company, for 11 years. Mr. Lee also served in the Canadian Armed Forces as a Logistics Officer for 6 years. Mr. Lee holds a Bachelor of Commerce degree from Royal Roads University. He also holds an MBA in management from Royal Roads University and has been a Chartered Professional in Human Resources since 2009.

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

John Maris. John Maris has served as a director of Horizon since the Business Combination. Dr. Maris has served as the Chief Executive Officer of Cert Centre Canada 3C, a privately held business that provides consulting services in the aerospace industry, since 2008. At 3C, Dr. Maris has overseen flight testing, research and development, and certification services provided to aerospace organizations across the world. Since 1995, Dr. Maris has also served as President and Chief Executive Officer of Marinvent Corporation, a company established to develop procedures and technologies to increase the efficiency and reduce the risk of aeronautical programs, including the Electronic Flight Bag (EFB) technology. Dr. Maris also founded Maris Worden Aerospace in 1986. From 1993 to 1995, Dr. Maris served as the Mobile Servicing System Control Equipment Manager for the International Space Station for the Canadian Space Agency. From 1983 to 1993, Mr. Maris was a project officer and experimental test pilot for the Canadian Department of National Defense. In 1983, Dr. Maris enlisted in the Royal Canadian Air Force and graduated from the United States Air Force Test Pilot Course at Edwards Air Force Base in California in 1989. Dr. Maris subsequently served four years as Project Officer and Experimental Test Pilot at the Aerospace Engineering Test Establishment at Cold Lake, Alberta. In 1995, holding the rank of Major, Dr. Maris retired from the Canadian Forces to devote full-time to Marinvent Corporation. Dr. Maris earned a B.Sc. in Aeronautical Engineering at the Imperial College of Science and Technology at London University in 1979, and subsequently earned a Master of Aeronautical Science degree in 1982 and a Master of Aviation Management degree in 1983, both with Distinction from Embry-Riddle Aeronautical University (ERAU) at Daytona Beach, Florida. In 2017, Dr. Maris received his Ph.D. from ERAU, earning his doctorate in Aviation Safety and Human Factors. In 2018 he was granted Affiliate Professor status at Concordia University in Montréal. Dr. Maris sits on a number of the Concordia University’s boards and is also on the Centre technologique en aérospatiale board.

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

Jameel Janjua. Jameel Janjua has served as an independent director of Horizon since November 2025. Jameel is a world-leading expert in experimental test flight and has provided leadership for space missions, billion-dollar aerospace programs, and has been an advisor to aerospace startups as they navigate through technical and business milestones. Formerly serving as a fighter pilot in the Royal Canadian Air Force and as an instructor at USAF Test Pilot School, Jameel moved on to become an experimental test pilot with more than 5,500 hours flown in more than 65 aircraft. Currently he is a test pilot for Virgin Galactic, an aerospace and space travel company pioneering human spaceflight. Jameel holds a Bachelor of Engineering from the Royal Military College of Canada, a Master of Science from MIT in Aeronautics and Aeronautics and recently earned an MBA from The Wharton School.

Mr. Janjua’s knowledge and extensive experience with aerospace flight and business operations make him an important addition to our Board.

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

In accordance with our Articles, our Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. The directors are assigned to the following classes:

●	Class I consists of Ms. Nomura and Mr. Pinsent, whose terms will expire at our 2027 annual meeting of shareholders;

●	Class II consists of Mr. Janjua and Mr. Maris, whose terms will expire at our 2028 annual meeting of shareholders; and

●	Class III consists of Mr. Brandon Robinson, whose term will expire at our 2026 annual meeting of shareholders.

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

Each of the directors other than Mr. Brandon Robinson currently qualify as independent directors as defined under the listing rules of Nasdaq, and our board consists of a majority of independent directors, as defined under the rules of the SEC and Nasdaq Listing Rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, the compensation committee, and the nominating and corporate governance committee, as discussed below.

Board Oversight of Risk

One of the key functions of our Board will be informed oversight of its risk management process. The Board provides oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, our Board will be responsible for monitoring and assessing strategic risk exposure and our audit committee will have the responsibility to consider and discuss the combined company’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee will monitors compliance with legal and regulatory requirements. Our compensation committee assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

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

Audit Committee

The members of the audit committee are Ms. Nomura (Chair), Mr. Janjua, and Mr. Pinsent. Our Board has determined that each of the members of the audit committee will be an “independent director” as defined by, and meet the other requirements of the Nasdaq Listing Rules applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act, including that each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and current employment. The audit committee will meet on at least a quarterly basis. Both the combined company’s independent registered public accounting firm and management intend to periodically meet privately with our audit committee.

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

Compensation Committee

The members of the compensation committee are Mr. Pinsent (Chair), Ms. Nomura, and Mr. Janjua. Our Board has determined that each of the members will be an “independent director” as defined by the Nasdaq Listing Rules applicable to members of a compensation committee. The Board has determined that each of the members of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfy the independence requirements of Nasdaq. The compensation committee will meet from time to time to consider matters for which approval by the committee is desirable or is required by law.

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

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Mr. Janjua (Chair), Ms. Nomura and Mr. Pinsent. The Board determined that each of the members will be an “independent director” as defined by the Nasdaq Listing Rules applicable to members of a nominating committee. The nominating and corporate governance committee will meet from time to time to consider matters for which approval by the committee is desirable or is required by law.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees. A copy of our code of ethics posted on the “Governance —Documents” portion under the “Investors” tab of our website at https://www.horizonaircraft.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only. We will provide to any person without charge, upon request, a copy of the Code. Such requests should be made in writing to the following address: c/o New Horizon Aircraft Ltd., 3187 Highway 35, Lindsay, Ontario, Canada, K9V 4R1. We intend to disclose future amendments to, or waivers of, its code of ethics, as and to the extent required by SEC regulations, on our website.

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

Shareholder and Interested Party Communications

Stockholders and interested parties may communicate with our Board, any committee chairperson or the non-management directors as a group by writing to the board or committee chairperson: c/o New Horizon Aircraft, 3187 Highway 35, Lindsay, Ontario, K9V 4R1, Canada. Each communication will be forwarded, depending on the subject matter, to the Board, the appropriate committee chairperson or all non-management directors.

Limitations of Liability and Indemnification of Directors and Officers

Under section 154 of the BCBCA, a director of a company is jointly and severally liable to restore to the company any amount paid or distributed as a result of, among other things, paying dividends, commissions, compensation, or giving an indemnity all contrary to the BCBCA. Under section 157 of the BCBCA, a director of a company will not be found liable under section 154 of the BCBCA if the director relied, in good faith, on (i) financial statements of the company represented to the director by an officer of the company or in a written report of the auditor of the company, (ii) a written report of a lawyer, accountant, engineer, appraiser or other person whose profession lends credibility to a statement made by that person, (iii) a statement of fact represented to the director by an officer of the company to be correct, or (iv) any record, information or representation that the court considers provides reasonable grounds for the actions of the director, whether or not the record was forged, fraudulently made or inaccurate, or the information or representation was fraudulently made or inaccurate. Further, a director of a company is not liable under section 154 of the BCBCA if the director did not know and could not reasonably have known that the act done by the director or authorized by resolution voted for or consented to by the director was contrary to the BCBCA.

We have purchased and intend to maintain director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to the combined company, including matters arising under the Securities Act.

Our Articles provide that we must indemnify all eligible parties (which includes our current, former or alternate directors and officers), and such person’s heirs and personal or other legal representatives, as set out in Division 5 of Part 5 of the BCBCA, against all eligible penalties to which such person is or may be liable, and we must, after the final disposition of an eligible proceeding, pay the expenses actually and reasonably incurred by such person in respect of that proceeding. Each director is deemed to have contracted with us on the terms of indemnity contained in our Articles. In addition, we may indemnify any other person in accordance with the BCBCA.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our Class A ordinary shares with the SEC by certain deadlines and to furnish copies of such reports to us.

Based solely upon a review of those reports and written representations provided to us by all of our directors and executive officers, except as described below, we believe that during the fiscal year ended May 31, 2026, our directors, executive officers and greater than 10% stockholders timely filed all reports they were required to file under Section 16(a).

Based solely upon a review of those reports and written representations provided to us by all of our directors and executive officers, we believe that during the fiscal year ended May 31, 2026, the following transactions were not reported on a timely basis: a Form 4 filing for Brandon Robinson reporting the vesting of PSU’s that was due on June 13, 2025, which was filed on July 10, 2025; a Form 4 filing for Brian Merker reporting the vesting of PSU’s that was due on June 13, 2025, which was filed on July 10, 2025; a Form 4 filing for Jason O’Neill reporting the vesting of PSU’s that was due on June 13, 2025, which was filed on July 10, 2025; a Form 4 filing for Stewart Lee reporting the vesting of PSU’s that was due on June 13, 2025, which was filed on July 10, 2025; a Form 4 for Stewart Lee reporting an open market sale that was due on July 1, 2025, which was filed on July 15, 2025; Form 4s for Brandon Robinson reporting the disposition of shares to cover tax withholding obligations on each of July 22, 2025, July 23, 2025, July 18, 2025, and August 5, 2025, each of the aforementioned dispositions which was subsequently reported on a Form 4 filed on August 8, 2025; a Form 4 for Jason O’Neill reporting the disposition of shares to cover tax withholding obligations that was not filed (the aforementioned disposition was subsequently reported on a Form 4 filed on August 8, 2025); a Form 4 for Stewart Lee reporting the disposition of shares to cover tax withholding obligations that was not filed (the aforementioned disposition was subsequently reported on a Form 4 filed on August 8, 2025); Form 4s for Brandon Robinson reporting open market sales made by Robinson Family Ventures Inc. on September 23, 2025 and September 24, 2025, each of which were not filed (each of the aforementioned dispositions was subsequently reported on a Form 4 filed on October 3, 2025); one Form 4 for Brandon Robinson related to the vesting of PSU’s that was not filed (the aforementioned transaction was subsequently reported on a Form 4 filed on October 14, 2025); one Form 4 for Brian Merker related to the vesting of PSU’s that was not filed (the aforementioned transaction was subsequently reported on a Form 4 filed on October 14, 2025); one Form 4 for Jason O’Neill related to the vesting of PSU’s that was not filed (the aforementioned transaction was subsequently reported on a Form 4 filed on October 14, 2025); and one Form 4 for Stewart Lee related to the vesting of PSU’s that was not filed (the aforementioned transaction was subsequently reported on a Form 4 filed on October 14, 2025).

Item 11. Executive Compensation.

Executive Compensation

We are currently considered an “emerging growth Company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years and an Outstanding Equity Awards at Fiscal Year End Table for our last completed fiscal year. These reporting obligations extend only to the following “named executive officers,” who are the individuals who served as our principal executive officer and the next two most highly compensated executive officers at the end of the fiscal year 2026.

This section discusses material components of the executive compensation programs for Horizon’s executive officers who area named in the “Summary Compensation Table” below. In fiscal year 2026, Horizon’s “named executive officers” and their positions were as follows:

●	Brandon Robinson, Chief Executive Officer;

●	Jason O’Neill, Chief Operating Officer;

●	Brian Merker, Chief Financial Officer;

This discussion may contain forward-looking statements that are based on Horizon’s current plans, considerations, expectations, and determinations regarding future compensation programs.

Summary Compensation Table

The following table contains information pertaining to the compensation of Horizon’s named executives for the years-ending May 31, 2026, and May 31, 2025.

Name and Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brandon Robinson,	2026	422,258	73,235	2,446,080	0	—	—	—	2,941,573
Chief Executive Officer	2025	369,036	52,785	102,199	212,000	—	—	—	736,020

Jason O’Neill,	2026	250,417	43,548	1,278,962	0	—	—	—	1,572,927
Chief Operating Officer	2025	254,125	38,250	74,273	156,880	—	—	—	523,528

Brian Merker,	2026	280,781	52,668	1,552,126	0	—	—	—	1,885,575
Chief Financial Officer	2025	269,583	38,250	84,763	183,320				575,916

(1)	Amounts reflect awards under the Company’s short-term incentive plan. Awards in the fiscal year ending May 31, 2026, were satisfied with cash. Awards in the fiscal year ending May 31, 2025, were satisfied in the form of Class A ordinary shares.

(2)	Amounts reflect the granting of Performance Share Units and the Company’s contribution to each individual under the ESPP (defined below).

(3)	Options vest and become exercisable in three equal installments over a 3-year period. Options granted in the year-ended May 31, 2025, were issued with a strike price equal to $USD 0.61.

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

In connection with the Business Combination we adopted the 2023 Equity Incentive Plan, effective January 12, 2024. This plan was amended by the shareholders on December 17, 2024. For additional information about the 2023 Equity Incentive Plan, see the section titled “— Summary of the 2023 Equity Incentive Plan” section of this report.

Other Elements of Compensation

Retirement Savings and Health Spending Account and Group Benefits

All of our full-time employees, including our named executive officers, are eligible to participate in our pension and health plans. The health spending account program reimburses costs that include medical, dental and vision benefits; a group benefits plan to provide for short-term and long-term disability insurance; life and AD&D insurance are offered to all full-time employees. In May 2024, the Company established an employee share purchase plan (“ESPP”) whereby employees can elect to allocate between 1-5% of earnings to the purchase of Company stock in the open market, matched equally by Horizon.

Perquisites and Other Personal Benefits

We determine perquisites on a case-by-case basis and will provide a perquisite to a named executive officer when we believe it is necessary to attract or retain the named executive officer. We did not provide any perquisites or personal benefits to our named executive officers not otherwise made available to our other employees in fiscal year 2026.

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

The current base salaries under the Employment Agreements are $USD 315,000 for Brandon Robinson; $CAD 288,875 for Brian Merker, and $CAD 265,000 for Jason O’Neill (each a “Base Salary”). Possible annual performance bonuses and equity grants under the 2023 Equity Incentive Plan, as amended, are to be determined by Horizon’s compensation committee.

Contractor Agreement

In connection with the Closing of the Business Combination, Horizon entered into a Contractor Agreement (the “Contractor Agreement”), dated January 12, 2024 (the “Effective Date”), by and among Horizon, 2195790 Alberta Inc. (the “Contractor”) and Stewart Lee (the “Keyman”). Pursuant to the Contractor Agreement, the Contractor will be providing certain services (the “Services”) as the Head of People & Strategy through the Keyman. The term of the Contractor Agreement began on the Effective Date and unless earlier terminated, expired on December 31, 2025 (the “Expiry Date”). Notwithstanding the expiry of the initial term, the Contractor Agreement currently continues on a month-to-month basis and may be extended by mutual written agreement of the Parties. Horizon will pay the Contractor for the performance of the Services fees in the amount of $CAD 180.00 per hour (the “Fees”).

Outstanding Equity Awards as of May 31, 2026

The following table sets forth information regarding outstanding option awards held by the named executive officers as of May 31, 2026. The applicable vesting provisions are described in the footnote following the table.

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($USD) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($USD) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Brandon Robinson(1)	143,251	—	—	$0.55	August 2, 2030	292,532	$855,656	—	—
	133,333	266,667	—	$0.61	February 2, 2035
Jason O’Neill(1)	145,251	—	—	$0.55	August 2, 2030	103,734	$427,828	—	—
	98,667	197,333	—	$0.61	February 2, 2035
Brian Merker	66,667	33,333	—	$0.85	May 30, 2034	182,832	$534,784	—	—
	114,667	229,333	—	$0.61	February 2, 2035

(1)	Stock options that expire in 2032 were granted at $CAD 0.76 per share and converted for purposes of this table at a foreign exchange rate of $USD 1.00 to $CAD 1.38.

Director Compensation

Non-employee directors are compensated with a combination of cash and stock. Additionally, we provide reimbursement to our non-employee directors for their reasonable expenses incurred in attending meetings of our Board and its committees.

The following table sets forth information regarding compensation earned during the fiscal year-ended May 31, 2026, by each of our non-employee directors who served as a director of the Company during that time, which consists of cash retainers and stock awards:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		All Other Compensation ($)	Total ($)
Trisha Nomura	50,000	(1)	50,000	(1)	—	100,000	(1)
John Maris	35,833	(2)	35,833	(2)	—	71,666	(2)
John Pinsent	43,125	(2)	43,125	(2)	—	86,250	(2)
Jameel Janjua	15,570	(1)	15,570	(1)		31,140	(1)

(1)	Expressed in $USD.

(2)	Expressed in $CAD.

Summary of the 2023 Equity Incentive Plan

General

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

Share Issuance Limits

The aggregate number of Class A ordinary shares that may be subject to issuance under the 2023 Equity Incentive Plan is 7,490,089.

Stock Options

Option Grants

The 2023 Equity Incentive Plan authorizes the board of Horizon to grant options. The number of Class A ordinary shares, the exercise price per Class A ordinary share, the vesting period and any other terms and conditions of options granted pursuant to the 2023 Equity Incentive Plan, from time to time are determined by the Board at the time of the grant, subject to the defined parameters of the 2023 Equity Incentive Plan. The date of grant for the Options shall be the date such grant was approved by the Board.

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

Pursuant to the 2023 Equity Incentive Plan, with respect to options held by participants who are not U.S. taxpayers, when the expiry date of an Option occurs during, or within nine (9) business days following, a “blackout period”, the expiry date of such option is deemed to be the date that is ten (10) business days following the expiry of such blackout period. Blackout periods are imposed by Horizon to restrict trading of Horizon’s securities by directors, officers, employees and certain others who hold options to purchase Class A ordinary shares, in accordance with Horizon’s insider trading policy and similar policies in effect from time to time, in circumstances where material non-public information exists, including where financial statements are being prepared but results have not yet been publicly disclosed.

Cashless Exercise Rights

Cashless exercise rights may also be granted under the 2023 Equity Incentive Plan, at the discretion of the Board, to an optionee in conjunction with, or at any time following the grant of, an Option. Cashless exercise rights under the 2023 Equity Incentive Plan effectively allow an optionee to exercise an Option on a “cashless” basis by electing to relinquish, in whole or in part, the right to exercise such Option and receive, in lieu thereof, a number of fully paid Class A ordinary shares. The number of Class A ordinary shares issuable on the cashless exercise right is equal to the quotient obtained by dividing the difference between the aggregate Fair Market Value and the aggregate option price of all Class A ordinary shares subject to such option by the Fair Market Value of one (1) Class A ordinary share.

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

Vesting of RSUs

Concurrent with the granting of the RSU, the Board shall determine the period of time during which the RSU is not vested and the holder of such RSU remains ineligible to receive Class A ordinary shares. Such period of time may be reduced or eliminated from time to time for any reason as determined by the Board. Once the RSU vests, the RSU is automatically settled through a cash payment equal to the market value of a Share (or, at the sole discretion of the Board, a Share).

Retirement or Termination

In the event the participant retires, dies or is terminated during the vesting period, any unvested RSU held by the participant shall be terminated immediately provided however that the Board shall have the absolute discretion to accelerate the vesting date.

Deferred Share Units (“DSU”)

DSU Grant

The 2023 Equity Incentive Plan authorizes the Board to grant DSUs, in its sole and absolute discretion in a lump sum amount or on regular intervals to eligible directors. Each DSU grant shall be evidenced by a DSU grant letter which shall be subject to the terms of the 2023 Equity Incentive Plan and any other terms and conditions which the Board deems appropriate. A DSU entitles the recipient to receive, for each DSU redeemed, a cash payment equal to the market value of a share; alternatively, the Company may, at its sole discretion, elect to settle all or any portion of the cash payment obligation by the issuance of Class A ordinary shares from treasury.

Vesting of DSUs

A Participant is only entitled to redemption of a DSU when the eligible director ceases to be a director of the Combined Entity for any reason, including termination, retirement or death. DSUs of an eligible director who is a U.S. Taxpayer shall be redeemed and settled by the Company as soon as reasonably practicable following the separation from service.

Performance Share Units (“PSU”)

PSU Grant

The 2023 Equity Incentive Plan authorizes the Board to grant PSU’s, in its sole and absolute discretion in a lump sum amount or on regular intervals to eligible directors. Each PSU grant shall be evidenced by a PSU grant letter which shall be subject to the terms of the 2023 Equity Incentive Plan and any other terms and conditions which the Board deems appropriate. A PSU entitles the recipient to receive, for each PSU redeemed, one Class A ordinary share.

Vesting of PSU’s

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

Share Awards

The Board, on the recommendation of the compensation committee, shall have the right, subject to the limitations set forth in the 2023 Equity Incentive Plan, to issue or reserve for issuance, for no cash consideration, to any eligible person, any number of Class A ordinary shares as a discretionary bonus of Class A ordinary shares subject to such provisos and restrictions as the Board may determine. The aggregate number of Class A ordinary shares that may be issued as Share Awards is 1,000,000.

Provisions Applicable to all Grant of Awards

Participation Limits

The aggregate number of Class A ordinary shares that may be issued and issuable under the 2023 Equity Incentive Plan together with any other securities-based compensation arrangements of Horizon, as applicable:

(a)	to insiders shall not exceed 10% of Horizon’s outstanding issue from time to time;

(b)	to insiders within any one-year period shall not exceed 10% of the Horizon’s outstanding issue from time to time; and

(c)	to insiders within any one-year period, shares issuable under Awards under this 2023 Equity Incentive Plan shall not exceed 5% of Horizon outstanding issue from time to time.

Any Award granted pursuant to the 2023 Equity Incentive Plan, prior to a participant becoming an insider, shall be excluded from the purposes of the limits set out in (a) and (b) above. The aggregate number of Options that may be granted under the 2023 Equity Incentive Plan to any one non-employee director of the Combined Entity within any one-year period shall not exceed a maximum value of $CAD 150,000 worth of securities, and together with any Restricted Share Rights and Deferred Share Units granted under the 2023 Equity Incentive Plan and any securities granted under all other securities-based compensation arrangements, such aggregate value shall not exceed $CAD 200,000 in any one-year period.

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

Summary of the ESPP

General

The ESPP provides eligible employees of the Company and its designated affiliates with the opportunity to acquire the Company’s Class A ordinary shares through payroll contributions, matched by the Company, up to a defined maximum percentage of the employee’s base salary. The acquisition of Class A ordinary shares is through open market purchases executed by a broker acting on behalf of the Company. The purpose of the ESPP is to retain and incentivize eligible employees by aligning their interests with those of the Company and its shareholders. By facilitating regular purchases of the Company’s Class A ordinary shares, the plan encourages long-term commitment and participation in the Company’s growth and success.

Administration

The ESPP is administered by the Board, which may delegate authority to the compensation committee or other designated officers. The Board has broad powers to interpret, amend, and manage the ESPP, including the power to: (1) construe and interpret the ESPP, and to establish, amend and revoke rules and regulations for its administration, including the power to correct any defect, omission or inconsistency in the ESPP, in a manner and to the extent it deems necessary or expedient to make the ESPP fully effective; (2) settle all controversies regarding the ESPP and Class A ordinary shares procured under the ESPP; (3) suspend or terminate the ESPP at any time as provided in the ESPP; (4) amend the ESPP at any time as provided in ESPP; (5) exercise such powers and to perform such acts as it deems necessary or expedient to promote the best interests of the Company and to carry-out the intent that the ESPP be treated as an employee stock purchase plan; and (6) adopt such rules, procedures and sub-plans as are necessary or appropriate to permit or facilitate participation in the ESPP by employees located in different jurisdictions.

Eligibility

Only employees of the Company or its designated affiliates may participate in the ESPP.

Plan Structure

On the second payroll cycle of each month in which the Company processes payments in exchange for services to employees, a broker executes open market purchases of Class A ordinary shares on behalf of the Company. Contributions are made via payroll deductions, with the Company matching 50% of the amount contributed by each eligible employee, up to: (1) 10% of the employee’s base salary for the Company’s named executive officers, and (2) 6% of the employee’s base salary for all other employees. Shares acquired through Company matching contributions may be subject to a 12-month holding period (the “Holding Period”).

Participation and Termination

An eligible employee may elect to participate in the ESPP and authorize payroll deductions as the means of making contributions by completing and delivering to the Company or a Company designee, an enrollment form provided by the Company or Company designee. The enrollment form specifies the percentage amount of contributions to purchase Class A ordinary shares, such amount not to exceed the maximum amount permitted by the ESPP.

A participant may cease making contributions and withdraw from the ESPP by delivering to the Company or a Company designee a withdrawal form provided by the Company. A participant’s withdrawal from the ESPP may restrict the participant’s ability to rejoin the ESPP for a period of 12 months.

Participation in the ESPP will terminate immediately if the participant is no longer an employee for any reason or for no reason (subject to any post-employment participation period required by applicable law), or is otherwise no longer eligible to participate.

If an employee ceases participation prior to the expiration of the Holding Period, the employee will not be eligible to receive those shares and the taxable benefit recorded will be reversed. Those shares will be sold in the open market with funds returned to the Company.

Beneficiaries

Participants may designate beneficiaries to receive shares or contributions in the event of death. In the absence of a valid designation, the Company may transfer shares to the estate or, at its discretion, to a spouse, dependent, or relative.

Amendments and Termination

The Board may amend, suspend, or terminate the ESPP at any time. Certain amendments may require shareholder approval, in accordance with applicable law. The Board may also establish procedures to address currency exchange, contribution errors, and other administrative matters.

Taxes

The Company disclaims any obligation to maintain favorable tax treatment. Participants are responsible for satisfying all tax-related obligations, which may be fulfilled through salary withholding or other approved methods.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of July 16, 2026, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Class A ordinary shares by:

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

In the table below, percentage ownership is based on 64,176,546 Class A ordinary shares outstanding as of July 16, 2026. This table assumes that there are no additional issuances of equity securities, including equity awards that may be issued under the 2023 Equity Incentive Plan.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Class A ordinary shares beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is 3187 Highway 35, Lindsay, Ontario, Canada K9V 4R1.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class
Directors and Named Executive Officers
Brandon Robinson(1)(2)	2,842,480	4.4%
Jason O’Neill(3)	1,116,208	1.7%
Brian Merker(5)	990,434	1.5%
Trisha Nomura	161,047	*
John Maris	64,479	*
John Pinsent	64,479	*
Jameel Janjua	-	*
All executive officers and directors as a group (8 individuals)	5,824,233	9.1%

Greater than Five Percent Holders:
Canso Investment Counsel Ltd. (4)	13,323,128	20.8%

*	Less than 1%.

(1)	Brandon Robinson and Brian Robinson are the directors of Robinson Family Ventures Inc. Brandon Robinson and Brian Robinson may each be deemed to share beneficial ownership of the securities held of record by Robinson Family Ventures Inc. Each of Brandon Robinson and Brian Robinson disclaims any such beneficial ownership except to the extent of his pecuniary interest.

(2)	Includes options to purchase 143,213 shares at a price of $CAD 0.76 per share, options to purchase 400,000 shares at $USD 0.61 per share, and 292,532 PSU’s. The table reflects the options on a fully vested basis.

(3)	Includes options to purchase 146,252 shares at a price of $CAD 0.76 per share, options to purchase 296,000 shares at $USD 0.61 per share, and 146,266 PSU’s. The table reflects the options on a fully vested basis.

(4)	Based on a Schedule 13G/A filed on January 29, 2026, by Canso Investment Counsel Ltd. (“Canso”). The shares reported as beneficially owned include (i) 4,834,239 Class A ordinary shares held by Canso and (ii) 8,488,889 Class A ordinary shares issuable to Canso upon the conversion of the Series A Preferred Shares held by Canso. The securities reported to be beneficially owned by Canso are owned of record by certain managed accounts of Canso. These managed accounts have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such securities. The business address of Canso is 100 York Blvd., Suite 550, Richmond Hill, On, L4B 1J8.

(5)	Includes options to purchase 100,000 shares at a price of $USD 0.85 per share, options to purchase 344,000 shares at $USD 0.61 per share, and 182,832 PSU’s. The table reflects the options on a fully vested basis.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of July 16, 2026, with respect to our Class A ordinary shares that may be issued, subject to certain vesting requirements, under existing and future awards under the 2023 Equity Incentive Plan.

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($USD)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category
Equity compensation plans approved by security holders	2,521,509	$0.81	5,411,885
Equity compensation plans not approved by security holders	-	-	-
Total	2,521,509		5,411,885

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of certain transactions (including a series of transactions) occurring during the preceding two fiscal years in which the amount involved exceeded the lesser of $USD 120 or 1% of the average of our total assets for our two prior fiscal year ends in which any directors, director nominees, executive officers, greater than 5% beneficial owners and their respective immediate family members (each, a “Related Person”) had or will have a direct or indirect material interest, other than the compensation arrangements (including with respect to equity compensation) described in the sections entitled “Executive Compensation” and “Director Compensation”.

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

Pursuant to Horizon’s Articles, subject to the Division 5 of Part 5 of the BCBCA, Horizon must indemnify a director, former director or alternate director of Horizon and his or her heirs and personal or other legal representatives against all eligible penalties to which such person is or may be liable, and Horizon must, after the final disposition of an eligible proceeding, pay the expenses actually and reasonably incurred by such person in respect of that proceeding.

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

Services Proposal with 3C

On April 4, 2025, 3C delivered a services proposal to Horizon in support of the Company’s Cavorite X7 certification program (the “Proposal”). The Proposal outlines pricing for a range of services including certification planning, technical documentation, and regulatory engagement. Horizon is not obligated to engage 3C for any of the services listed in the Proposal and retains full discretion to select specific services or phase their delivery. To date, Horizon has engaged 3C to perform services at a cost of $80,000. John Maris, one of Horizon’s directors, is the Chief Executive Officer of 3C.

Related Party Policy

Upon consummation of the Business Combination, our Board adopted a written Related Party Transactions Policy. Our code of ethics also requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). For purposes of the policy, a “related party transaction” is defined as a transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of Class A ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related party transactions under this policy. A conflict of interest can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

Item 14. Principal Accountant Fees and Services.

On June 1, 2026, Horizon’s audit committee approved the continued engagement of MNP LLP (“MNP”) as the Company’s independent registered public accounting firm for the Company’s fiscal year-ended May 31, 2026.

Fees Paid to Independent Registered Public Accounting Firm

The following table provides information regarding the fees billed by MNP for the fiscal years-ended May 31, 2026 and 2025 (000’s $CAD).

	2026	2025
Audit Fees (1)	140	166
Audit-Related Fees (2)	84	44
Tax Fees (3)	42	17
All Other Fees (4)	-	-

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

Our audit committee adopted its committee charter that sets forth the authority and procedures pursuant to which the audit committee shall pre-approve (or, where permitted under SEC rules to subsequently approve) audit and non-audit services proposed to be performed by the independent auditor.

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

NEW HORIZON AIRCRAFT LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of New Horizon Aircraft Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of New Horizon Aircraft Ltd. (the “Company”) as at May 31, 2026 and 2025, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended May 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at May 31, 2026 and 2025, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended May 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Toronto, Canada

July 16, 2026

NEW HORIZON AIRCRAFT LTD.

CONSOLIDATED BALANCE SHEETS

AS AT MAY 31, 2026 AND MAY 31, 2025

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT SHARE AMOUNTS

	May 31, 2026	May 31, 2025

Assets:
Current assets:
Cash and cash equivalents	$78,279	$7,547
Prepaid expenses	3,769	530
Accounts receivable	798	96
Total current assets	82,846	8,173
Operating lease assets	72	30
Property and equipment, net	878	209
Total Assets	$83,796	$8,412

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,771	$679
Accrued liabilities	818	625
Operating lease liabilities	51	22
Total current liabilities	3,640	1,326
Warrant liabilities	9,025	4,488
Operating lease liabilities	21	8
Total Liabilities	12,686	5,822

Shareholders’ Equity:
Class A ordinary shares, no par value; 100,000,000 shares authorized; 61,762,929 issued and outstanding (32,325,709 as of May 31, 2025)	166,670	84,562
Class A ordinary shares to be issued	35
Preferred shares, no par value; unlimited authorized; 4,500 issued and outstanding (4,500 as of May 31, 2025)	6,277	6,277
Additional paid-in capital	(59,293)	(78,766)
Accumulated deficit	(42,579)	(9,483)
Total Shareholders’ Equity	71,110	2,590
Total Liabilities and Shareholders’ Equity	$83,796	8,412

The accompanying notes are an integral part of these consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS

	For the year-ended
	May 31, 2026	May 31, 2025
Operating expenses
Research and development	$13,244	$3,660
General and administrative	10,224	9,925
Total operating expenses	23,468	13,585
Loss from operations	(23,468)	(13,585)
Other (income) expenses	(503)	10
Interest income	(671)	(123)
Change in fair value of Warrants	10,802	1,988
Change in fair value of Forward Purchase Agreement	-	740
Termination of Forward Purchase Agreement	-	(21,400)
Total other expenses (income)	9,628	(18,785)
Income (Loss) before income taxes	(33,096)	5,200
Income tax expense	-	-
Net Income (Loss) and Comprehensive Income (Loss)	$(33,096)	$5,200

Income (Loss) per share:
Basic:	$(0.77)	$0.20
Diluted:	$(0.77)	$0.17

Shares used in computing Income (Loss) per share:
Basic:	43,046,980	25,844,200
Diluted:	43,046,980	30,760,145

The accompanying notes are an integral part of these consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT SHARE AMOUNTS

	Class A Ordinary Shares		Class A Ordinary Shares to be Issued		Preferred Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2025	32,325,709	$84,562	—	$—	4,500	$6,277	$(78,766)	$(9,483)	$2,590
Stock-based Compensation	—	—	—	—	—	—	710	—	710
Net Loss	—	—	—	—	—	—	—	(33,096)	(33,096)
Incentive Shares Issued	2,522,226	2,658	19,401	32	—	—	3,790	—	6,480
Stock options exercised	36,721	28	—	—	—	—	—	—	28
Pre-Funded Warrants Exercised	—	7,532	2,413,617	3	—	—	(7,532)	—	3
General Warrants Exercised	3,200,000	3,280	—	—	—	—	6,263	—	9,543
RDO I	9,254,889	24,342	—	—	—	—	694	—	25,036
RDO II	5,385,646	16,416	—	—	—	—	15,548	—	31,964
Class A Ordinary Shares Issued under Sales Agreement	9,037,738	27,852	—	—			—	—	27,852
Balance at May 31, 2026	61,762,929	166,670	2,433,018	$35	4,500	$6,277	$(59,293)	$(42,579)	$71,110

	Class A Ordinary Shares		Class A Ordinary Shares to be Issued		Preferred Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2024	18,607,931	$74,406	—	$—	—	$—	$(77,656)	$(14,683)	$(17,933)
Stock-based Compensation	—	—	—	—	—	—	815	—	815
Net Income	—	—	—	—	—	—	—	5,200	5,200
Incentive Shares Issued	220,549	677	—	—	—	—	—	—	677
General Warrants Issuance	—	—	—	—	—	—	(5,157)	—	(5,157)
Pre-Funded Warrants Exercised	3,000,000	1,925	—	—	—	—	—	—	1,925
General Warrants Exercise	2,590,000	2,787	—	—	—	—	3,232	—	6,019
Class A Shares Ordinary Issued under Sales Agreement	940,562	880	—	—	—	—	—	—	880
Other Class A Ordinary Shares Issued	6,966,667	3,887	—	—	—	—	—	—	3,887
Preferred Shares Issued	—	—	—	—	4,500	6,277	—	—	6,277
Balance at May 31, 2025	32,325,709	$84,562	—	$—	4,500	$6,277	$(78,766)	$(9,483)	$2,590

The accompanying notes are an integral part of these consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

EXPRESSED IN CANADIAN DOLLAR 000’S

	Year-ended
	May 31, 2026	May 31, 2025
Cash Flows from Operating Activities:
Net Income (Loss)	$(33,096)	$5,200
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298	138
Stock-based compensation	7,159	1,492
Registered Share Offering Costs	—	290
Change in fair value of Forward Purchase Agreement	—	740
Gain on Termination of Forward Purchase Agreement	—	(21,400)
Change in Warrant liability	10,802	1,988
Changes in operating assets and liabilities:
Prepaid expenses	(3,239)	1,901
Accounts receivable	(702)	321
Accounts payable	2,092	(36)
Accrued liabilities	193	51
Operating leases	1	3
Net cash used in operating activities	(16,492)	(9,312)

Cash Flows used in Investing Activities:
Purchase of property and equipment	(967)	(142)
Net cash used in investing activities	(967)	(142)

Cash Flows from Financing Activities:

Net Proceeds from Sales Agreement	27,852	880
Proceeds from RDO I	27,232	—
RDO I Costs	(2,196)	—
Proceeds from RDO II	34,571	—
RDO II Costs	(2,611)	—
Proceeds from Class A Ordinary Shares to be Issued	35	—
Proceeds from Registered Securities Offering	—	3,947
Registered Share Offering Costs	—	(510)
Proceeds from exercise of stock options	28	—
Net Proceeds from Issuance of Class A Ordinary shares	—	2,082
Net Proceeds from Issuance of Preferred Shares	—	6,277
Forward Purchase Agreement termination	—	(278)
Proceeds from Warrants exercised	3,280	2,787
Net cash provided by financing activities	88,191	15,185

Net Change in Cash and Cash Equivalents	70,732	5,731
Cash and Cash Equivalents - Beginning of year	7,547	1,816
Cash and Cash Equivalents - End of year	$78,279	$7,547

Taxes paid	$—	$—
Interest paid	$1	$1

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

Business Combination

On February 14, 2023, the Company consummated an initial public offering (“IPO”). On January 12, 2024 (the “Closing date”), the Company consummated a merger (the “Merger”) with Pono Three Merger Acquisitions Corp., a British Columbia company (“Merger Sub”) and wholly-owned subsidiary of Pono Capital Three, Inc. (“Pono”), with and into Robinson Aircraft Ltd. (“Robinson”) pursuant to an agreement and plan of merger, dated as of August 15, 2023, (as amended by a Business Combination Agreement Waiver, dated as of December 27, 2023) by and among Pono, Merger Sub, Horizon, and Robinson.

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

NOTE 2. Going Concern and Liquidity

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s development plans. Funding of these activities has primarily been through the net proceeds received from the issuance of Class A ordinary shares and Preferred shares, as well as the issuance of related and third-party convertible debt and non-dilutive government grants.

Horizon is a pre-revenue organization that is currently building a full-scale technical demonstrator aircraft in pursuit to certify its Cavorite X7 aircraft. Management estimates that cash on-hand of $78.3 million will be sufficient to fund our current operating plan for at least the next 12 months from the date these consolidated financial statements were available to be issued. There is substantial doubt around the Company’s ability to meet the going concern assumption beyond that period without securing additional capital.

There can be no assurance that we will be successful in achieving our business plans, that our current capital will be sufficient to support our ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that we do not meet our business plans, we may be required to raise additional capital, alter, or scale back our aircraft design, development, and certification programs, or be unable to fund capital expenditures. Any such events could have a material adverse effect on our financial position, results of operations, cash flows, and ability to execute our business plans.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Principles of Consolidation and Financial Statement Presentation

The accompanying consolidated financial statements are presented in Canadian dollars in conformity with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. These consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements have been prepared on a going concern basis, under the historical cost convention, except for warrant liabilities recorded at fair value. All figures are in thousands of Canadian dollars unless noted otherwise.

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

Management believes the most significant judgements, estimates, and assumptions for the period include those in connection with Financial Instruments, Going Concern, and stock-based compensation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $42.2 million of cash equivalents as of May 31, 2026 (May 31, 2025 – nil).

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

Net Income (loss) Per Share

Basic Net Income (loss) per share is calculated by dividing Net Income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. Certain Stock options, PSU’s, Preferred Shares, and Warrants were excluded from the computation of diluted Net Income (loss) per share, as including them would have been anti-dilutive.

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

The carrying amounts reflected in the consolidated balance sheets for current assets and current liabilities approximate fair value due to their short-term nature.

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

General and Administrative Costs

General and administrative expenses primarily consist of personnel expenses, including salaries, benefits, and stock-based compensation, related to executive management, finance, legal and human resource functions. Other costs include business development, contractor and professional services fees, audit and compliance expenses, insurance costs and general corporate expenses, including allocated depreciation, rent, information technology costs and utilities.

Stock-based Compensation

Our stock-based compensation awards consist of stock options, shares issued for services, and performance share units (“PSU’s”) granted to employees and consultants. We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the measurement and recognition of compensation expense for all stock-based compensation awards to be based on the grant date fair values of the awards as determined on the date of grant. When the observable market price or volatility that the Company uses to determine grant date fair value does not reflect certain material non-public information known to the Company but unavailable to marketplace participants at the time the market price is observed, the Company determines whether an adjustment to the observable market price is required. The Company recognizes stock-based compensation expense over the estimated life of the awards, and accounts for any forfeitures as they occur. The Company accounts for awards containing market-based vesting condition based on the probability of achieving each of the performance goals at the end of each reporting period and recognizes expense over the expected life of the award, when achievement of the goal is determined to be probable, and adjusts the expense if the probability of achieving the goal later changes. The Company selected the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as the method for determining the estimated fair value for stock options and the Monte Carlo simulation model as the method for determining the estimated fair value of PSU’s. Both the Black-Scholes and Monte Carlo models require the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the award’s expected term, expected volatility of the underlying stock, risk-free interest rate and expected dividend yield.

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

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Useful life (years)
Computer Equipment	5
Website Development	3
Software	3
Vehicles	7
Tools & Equipment	5
Leasehold Improvements	Lease term

Impairment of Long-Lived Assets

We review our long-lived assets, consisting primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being or intended to be used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets including any cash flows upon their eventual disposition to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. We determined there was no indicator of impairment of long-lived assets during all periods presented.

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

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and revalued at each balance sheet date thereafter using the Black-Scholes model, for warrants that are not publicly traded. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations.

The warrants were determined to be recorded as liabilities and are classified as Level 3 due to the lack of observable market quotes.

Public Warrants

The measurement of the Public Warrants as of May 31, 2026, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “HOVRW.” The quoted price of the Public Warrants was $USD 0.54 per warrant as of May 31, 2026.

Foreign Currency

The Company determined that the local currency is the functional currency for its foreign operations. Net gains and losses resulting from foreign currency transactions are included in Other income in the accompanying consolidated statements of operations.

Leases

The Company accounts for leases in accordance with ASC 842, Leases, and determines if an arrangement is a lease at its inception. Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments for a term similar to the lease term in a similar economic environment as the lease. The lease term includes renewal options when it is reasonably certain that the option will be exercised and excludes termination options.

Lease expense for leases is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes the accounting for government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The update is effective for annual periods beginning after December 15, 2028, and interim periods beginning within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If a business entity adopts the amendments in this Update in an interim reporting period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures within its consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s financial statements.

NOTE 4. Balance Sheet Components

Property and Equipment, net

Property and equipment consist of the following:

	Year-Ended
	May 31, 2026	May 31, 2025
Computer Equipment	$261	$103
Leasehold Improvements	245	123
Tools and Equipment	626	—
Website Development	152	152
Vehicles	16	16
Software	61	—
	1,361	394
Accumulated Depreciation	(483)	(185)
Total Property and Equipment, net	$878	$209

Depreciation expenses of $298 for the year ended May 31, 2026 (May 31, 2025 - $138), has been recorded in the consolidated statements of operations, of which $139 (May 31, 2025 - $70) was recorded in Research and Development expenses with the remainder in General and Administrative expenses.

Prepaid Expenses

Prepaid Expenses consisted of the following:

	May 31, 2026	May 31, 2025
Prepaid insurance	$350	$436
Prepaid software	133	4
Prepaid capital market services	—	89
Prepaid aircraft development equipment	2,933	—
Other general prepaid expenses	353	1
Total Prepaid expenses	$3,769	$530

Accrued Liabilities

Accrued Expenses consisted of the following:

	May 31, 2026	May 31, 2025
Accrued professional fees	$582	$439
Accrued employee costs	206	171
Other accrued liabilities	30	15
Total Accrued Liabilities	$818	$625

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

NOTE 6. Common Stock

The Company’s common stock and warrants trade on the NASDAQ stock exchange under the symbol “HOVR” and “HOVRW”, respectively. Pursuant to the terms of the Company’s Articles and Notice of Articles, the Company is authorized to issue the following shares and classes of capital stock, each with no par value: (i) an unlimited number of Class A ordinary shares; and (ii) an unlimited number of Class B ordinary shares. The holder of each Class A ordinary share is entitled to one vote.

Registered Securities Offering

On August 21, 2024, the Company completed a registered securities offering (“RSO”) by issuing 2,800,000 Class A ordinary shares, 3,000,000 Pre-Funded Warrants (“PFW’s”), and 5,800,000 General Warrants. The proceeds received by the Company are summarized below:

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

During the year-ended May 31, 2026, warrant holders exercised 3,200,000 (May 31, 2025 - 2,590,000) warrants in exchange for 3,200,000 (May 31, 2025 - 2,590,000) Class A ordinary shares for proceeds of $3,280 (May 31, 2025 - $2,787).

Registered Direct Offering I

On May 8, 2026, the Company completed a registered direct offering (“RDO I”) by issuing 9,254,889 Class A ordinary shares. There were 277,647 warrants issued to the placement agent to purchase an equivalent number of Class A ordinary shares at an exercise price of $USD 2.47. Proceeds received by the Company in connection with RDO I are summarized below:

Gross Proceeds - Class A ordinary shares	$27,232
Direct costs	$(2,196)
Net Proceeds	$25,036
Placement warrants allocated to additional paid-in capital	$694
Class A ordinary shares	$24,342

RDO I Warrants

In connection with the Company’s RDO I on May 8, 2026, there were 277,647 warrants issued, of which all remain outstanding as of May 31, 2026. These warrants were classified as equity and are recorded as a component of additional paid-in capital on the consolidated balance sheets. The Company used the Black-Scholes model to value these warrants with the following assumptions:

May 8, 2026
Redemption Price (USD)	$2.47
Stock Price (USD)	$2.39
Volatility	101%
Term (years)	5
Risk-free rate	4.35%

Registered Direct Offering II

On May 27, 2026, the Company completed a second registered direct offering (“RDO II”) by issuing 5,385,646 Class A ordinary shares and 4,574,514 PFW’s, of which 2,160,897 remain outstanding as of May 31, 2026. There were 298,805 RDO II Warrants issued to the placement agent to purchase an equivalent number of Class A ordinary shares at an exercise price of $USD 2.89. Proceeds received by the Company are summarized below:

Gross Proceeds - Class A ordinary shares	$18,697
Gross Proceeds - PFW’s	$15,874
Gross Proceeds - PFW Exercises	$3
Direct costs	$(2,611)
Net Proceeds	$31,963
Placement warrants allocated to additional paid-in capital	$872
PFW’s allocated to additional paid-in capital	$14,675
Class A ordinary shares	$16,416

PFW’s may be exercised by warrant holders at any time at a nominal exercise price as they were funded in connection with RDO II. Upon exercise, each PFW may be exchanged for one Class A ordinary share. During the year-ended May 31, 2026, 2,413,617 PFW’s were exercised. The Class A ordinary shares related to these exercised PFW’s were not yet issued as of May 31, 2026, and are classified as Class A ordinary shares to be issued in the Company’s consolidated balance sheets. The remainder of these PFW’s were exercised on July 14, 2026, with the corresponding Class A ordinary shares issued on the same date.

RDO II Warrants

In connection with the Company’s RDO II on May 27, 2026, there were 298,805 warrants issued, of which all remain outstanding as of May 31, 2026. These warrants were classified as equity and are recorded as a component of additional paid-in capital on the consolidated balance sheets. The Company used the Black-Scholes model to value these warrants with the following assumptions:

May 27, 2026
Redemption Price (USD)	$2.89
Stock Price (USD)	$2.76
Volatility	101%
Term (years)	5
Risk-free rate	4.56%

Warrants Summary

A summary of warrant activity for the Company excluding the PFW’s is as follows:

	Number of Warrants	Weighted Average Exercise Price ($USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value ($USD)
Outstanding warrants May 31, 2024	12,065,375	$11.50	4.0	$—
Issued	8,800,000	$0.49	4.3	—
Exercised	(5,590,000)	$0.35	4.7	—
Outstanding warrants, May 31, 2025	15,275,375	$9.24	3.7	$955
Issued	576,452	$2.69	5.0	$137
Exercised	(3,200,000)	$0.75	3.7	$3,555
Outstanding warrants May 31, 2026	12,651,827	$11.09	2.8	$159

Preferred Shares

On December 18, 2024, the Company entered into subscription agreements with a third-party investor pursuant to which the Company issued an aggregate of 4,166,667 Class A ordinary shares of the Company at a price of $USD 0.36 per share, and an aggregate of 4,500 Series A preferred shares of the Company at a price of $USD 1,000 per share. The financing closed on December 19, 2024.

The Series A Preferred Shares are convertible, at the option of the holder and without additional consideration, into Class A ordinary Shares on a one for 2222.222222 basis. The proceeds received by the Company are summarized below:

Gross Proceeds - Class A Shares	$2,100
Gross Proceeds - Preferred Shares	6,300
Direct costs	(41)
Net Proceeds	$8,359

At-the-Market Program

In March 2025 the Company filed a shelf registration statement on Form S-3 with the SEC and a related prospectus pursuant to which it may, from time to time, sell shares of its Class A ordinary shares, having an aggregate value of up to $USD 6.25 million, pursuant to a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with a placement agent for the sale of its Class A ordinary shares.

On June 27, 2025, we filed a prospectus supplement to increase the maximum aggregate offering price of the Class A ordinary shares issuable under the Sales Agreement to up to an additional aggregate $USD 16.5 million of Class A ordinary shares. On October 31, 2025, the Company filed a prospectus supplement to increase the maximum aggregate offering price of the Class A ordinary shares issuable under the Sales Agreement to $USD 50 million of Class A ordinary shares. On May 26, 2026, the Company filed a prospectus supplement to decrease the maximum aggregate offering price of the Class A ordinary shares issuable under the Sales Agreement to $USD 28 million of Class A ordinary shares.

During the year-ended May 31, 2026, the Company sold 9,037,738 (May 31, 2025 – 940,562) Class A ordinary shares under the Sales Agreement for net proceeds of $27.9 million (May 31, 2025 - $880). As of May 31, 2026, the Company had $USD 6.6 million remaining eligible for sales under the Sales Agreement.

NOTE 7. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2026, and May 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
May 31, 2026
Liabilities
Public Warrant Liabilities	$8,569	$8,569	—	—
Other Warrants Liabilities	$456	$—	$—	$456
Total	$9,025	$8,569	$—	$456

Description	Amount at Fair Value	Level 1	Level 2	Level 3
May 31, 2025
Liabilities
Public Warrant Liabilities	$1,264	$1,264	—	—
Other Warrant Liabilities	$3,224	$—	$—	$3,224
Total	$4,488	$1,264	$—	$3,224

Level 1 Fair Value Measurements - Public Warrant Liabilities

The measurement of the public warrants is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “HOVRW”. The quoted price of the public warrants was $USD 0.54 and $USD 0.08 per warrant as of May 31, 2026, and 2025, respectively. There were 11,500,000 Public Warrants outstanding for all periods presented, with an exercise price of $USD 11.50 and expiry on January 12, 2029. Based on the values of the Public Warrants on each measurement date, the Company recorded a Change in fair value of Warrants in the consolidated income statements of $7,305 for the year-ending May 31, 2026 (2025 - $715).

Level 3 Fair Value Measurements - Other Warrant Liabilities

Other Warrant Liabilities include the following two components:

	May 31, 2026	May 31, 2025
General Warrant Liabilities	$34	$3,162
Placement Warrant Liabilities	$422	$62
Total Other Warrant Liabilities	$456	$3,224

General Warrants

In connection with the Company’s RSO on August 21, 2024, 5,800,000 warrants were issued of which 10,000 remain outstanding as of May 31, 2026 (May 31, 2025 - 3,210,000). These warrants were classified as a liability. The Company used the Black-Scholes model to value these warrants, and the following table provides quantitative information regarding Level 3 fair value measurement inputs related to these Warrant liabilities at their measurement dates:

	May 31, 2026	May 31, 2025
Redemption Price (USD)	$0.75	$0.75
Stock Price (USD)	$2.93	$1.06
Volatility	101%	76%
Term (years)	3.23	4.20
Risk-free rate	4.45%	4.42%

Placement Warrant Liabilities

The Company has 565,375 Placement Warrants outstanding at the same terms and conditions as the Public Warrants. Accordingly, they have been estimated at the same value as the Public Warrants.

Legacy Forward Purchase Agreement

The estimated fair value of the Forward Purchase Agreement was measured at fair value using a simulation model, which was determined using Level 3 inputs. Inherent in a simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares based on implied volatility from the Company’s traded Class A ordinary shares and from historical volatility of select peer company’s shares that matches the expected remaining life of the Forward Purchase Agreement. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Forward Purchase Agreement. The expected life of the Forward Purchase Agreement was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated remaining at zero. Any changes in these assumptions could change the value significantly.

The following table provides quantitative information regarding Level 3 fair value measurements inputs related to the Forward Purchase Agreement at their measurement dates:

	November 1, 2024	May 31, 2024
Redemption Price (USD)	$10.61	$10.61
Stock Price (USD)	$0.28	$0.28
Volatility	76%	53%
Term (years)	1.76	2.18
Risk-free rate	4.40%	4.51%

The Company mutually agreed to terminate the Forward Purchase Agreement with its counterparty on November 1, 2024, for a cost of $278. In connection with this termination, the Company recorded a $21,400 gain in the consolidated statement of operations for the year-ending May 31, 2025. There was nil value connected to this Forward Purchase agreement as of May 31, 2026, and May 31, 2025.

Summary of Level 3 fair value instruments

The change in the fair value of the assets and liabilities, measured with Level 3 inputs, for the year ended May 31, 2026, and May 31, 2025, are summarized as follows:

	May 31, 2026	May 31, 2025
Fair value of Warrant Liabilities - Opening	$3,224	$20,965
Change in fair value of Forward Purchase Agreement	—	740
Termination of Forward Purchase Agreement	—	(21,678)
Additional Warrant Liabilities incurred	—	5,157
Warrant Exercises	(6,263)	(3,223)
Change in fair value of Warrant Liabilities	3,495	1,263
Fair value of Warrant Liabilities - Closing	$456	$3,224

NOTE 8. Stock-based Compensation

In August 2022, the Company established a Stock Option Plan, superseded by the 2023 Equity Incentive Plan (the “Incentive Plan”), under which the Company’s Board of Directors may, from time-to-time, in its discretion, grant stock options, Performance Share Units (“PSU’s”), or other equity awards to its directors, officers, consultants and employees of the Company.

Stock Options

Stock options outstanding vest in equal tranches over a period of three years. During the year-ended May 31, 2026, the Company granted 413,000 stock options (May 31, 2025 – 1,520,000). The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	May 31, 2026		May 31, 2025
Exercise price	$USD	2.01-2.57	$USD	0.27 -0.61
Risk-free interest rate		4.15% - 4.23%		3.8%-4.5%
Term (years)		5		5
Volatility		76%		76%
Forfeiture rate		0%		0%
Dividend yield		0%		0%

A summary of stock option activity for the Company is as follows:

	Number of Shares	Weighted Average Exercise Price ($USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding stock options May 31, 2024	685,230	$0.60	6.5	$139
Stock Options Issued – October 4, 2024	180,000	$0.27	9.6	$196
Stock Options Issued – February 3, 2025	1,340,000	$0.61	9.9	$830
Outstanding stock options May 31, 2025	2,205,230	$0.58	8.4	$1,340
Stock Options Issued	413,000	$2.19	9.3	$304
Stock Options Exercised	(36,721)	$0.55	4.7	-
Stock Options Forfeited	(60,000)	$2.15	9.6	-
Outstanding stock options May 31, 2026	2,521,509	$0.81	8.2	$7,376
Exercisable as of May 31, 2026	1,121,842	$0.58	6.9	$3,642

During the year-ended May 31, 2026, the Company recorded stock-based compensation expenses of $710 (2025 - $253), of which $355 is recorded in general and administrative and $355 in research and development expenses, in the consolidated statements of operations, respectively (2025 - $253 and nil). The weighted average grant date fair value of the stock options issued was $USD 2.19 (May 31, 2025 - $USD 0.61).

Performance Share Units

On February 3, 2025, the Company issued 335,000 Performance Share Units (“PSU’s”) that vested upon achievement of 100% Total Shareholder Return. The Company recorded $562 of compensation expenses related to these PSU’s based on a simulation model. These PSU’s vested on June 16, 2025, and were recorded in general and administrative expenses in the consolidated statement of operations during the year-ended May 31, 2025. All of the Class A ordinary shares corresponding to these vested PSU’s were issued during the year-ended May 31, 2026.

On August 27, 2025, the Company issued 1,160,001 PSU’s that vested upon achievement of the Company achieving a market capitalization of $USD 100 million. The Company recorded $3,651 of compensation expenses related to these PSU’s based on a Monte Carlo simulation model. These PSU’s vested on September 26, 2025. Included in general and administrative expenses and research and development expenses in the consolidated statement of operations during the year-ended May 31, 2026, was $1,826 and $1,825, respectively. All of the Class A ordinary shares corresponding to these vested PSU’s were issued during the year-ended May 31, 2026.

The following assumptions were used to estimate the fair value of these PSU’s:

	August 27, 2025
Stock price	$USD	1.83
Risk-free interest rate		3.3%
Term (years)		3.3
Volatility		76%
Dividend yield		0%

On February 10, 2026, the Company issued 1,625,000 PSU’s that vest in two separate and equal tranches; i) upon achievement of the Company achieving a market capitalization of $USD 250 million; and ii) upon outperforming the Russell Microcap index over a two-year period. The Company recorded $3,789 of compensation expenses related to these PSU’s based on a Monte Carlo simulation model. Included in general and administrative expenses and research and development expenses in the consolidated statement of operation during the year-ended May 31, 2026, was $1,894 and $1,895, respectively.

The following assumptions were used to estimate the fair value of these PSU’s:

	February 10, 2026
Stock price	$USD	1.85
Risk-free interest rate		3.3%
Term (years)		3.8
Volatility		76%
Dividend yield		0%

In May 2026, 674,272 of these PSU’s vested. The corresponding Class A ordinary shares for these vested PSU’s had not been issued as of May 31, 2026.

Shares for Services

The Company periodically issues Class A ordinary shares for services provided by third parties. During the year ended May 31, 2026, the Company recorded $1,276 of operating expenses relating to 1,495,123 shares issued for services (2025 – $677). Included in general and administrative expenses and research and development expenses in the consolidated statements of operations during the year-ended May 31, 2026, was $1,103 and $47, respectively (2025 - $677 and nil).

During the year-ended May 31, 2026, the Company incurred $32 (May 31, 2025 - $528) in general and administrative costs in the consolidated statements of operations relating to 19,401 (May 31, 2025 - 689,371) of Class A ordinary shares to be issued at a future date for services rendered. This has been recorded as a component of Shareholders’ Equity.

NOTE 9. Net Income (Loss) per Share Attributable to Common Stockholders

The Company computes net income (loss) per share using the two-class method. Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, PSU’s, Preferred Shares, and Warrants. Certain Stock options, PSU’s, Preferred Shares, and Warrants were excluded from the computation of diluted net income (loss) per share as including them would have been anti-dilutive.

The following outlines the Company’s basic and diluted income (loss) per share for the year-ended May 31, 2026, and May 31, 2025:

	Year Ended
	May 31, 2026	May 31, 2025
Income (loss) per share:
Basic:	$(0.77)	$0.20
Diluted:	$(0.77)	$0.17

Shares used in computing Income (loss) per share:
Basic:	43,046,980	25,844,200
Diluted:	43,046,980	30,760,145

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted Net Income (loss) per share for the periods presented because including them would have been antidilutive:

	Year Ended
	May 31, 2026	May 31, 2025
Options to purchase Class A ordinary shares	2,521,509	-
Warrants	12,651,827	12,065,375
PSU’s	1,625,000	-
Preferred Shares	10,000,000	-
Total	26,798,336	12,065,375

NOTE 10. Grants and Subsidies

INSAT

The Canadian government recently announced the Initiative for Sustainable Aviation Technology (“INSAT”) fund whereby $350 million will be invested into innovative companies focused on sustainable aviation solutions. The Company submitted an initial INSAT proposal in April 2025 along with its application partners for a project size of $10.5 million, of which up to 40% of project costs may be reimbursed. In October 2025, the Company was informed that this application was successful. As of May 31, 2026, the Company has submitted $1,039 of project costs, of which $308 is anticipated to be reimbursed by INSAT and has been recorded in accounts receivable in the consolidated balance sheets as of May 31, 2026, and in Other income in the consolidated income statements during the year-ended May 31, 2026 (2025 – nil).

Canadian Council for Aviation & Aerospace

In May 2025, the Company was awarded grants by the Canadian Council for Aviation & Aerospace that resulted in a portion of qualified aerospace engineering students cooperative terms compensation being reimbursed. Total amounts received were $35 during the year-ended May 31, 2026, which has been recorded as Other income in the consolidated income statements (2025 – nil).

Green Fund

In August 2024, the Company entered into a funding agreement with the Downsview Aerospace Innovation and Research Centre (“DAIR”). DAIR selected the Company with a project on the Engineering of an eVTOL wing. The funding approved to the Company was $75, of which $45 was recorded as Other income in the consolidated financial statements for the year-ended May 31, 2026 (May 31, 2025 - $50). Included in Accounts Receivable as of May 31, 2026 is $45 (2025 – nil).

Scientific Research and Experimental Development

In connection with the year-ended May 31, 2026, the Company plans to file an application for Scientific Research and Experimental Development (“SRED”) credits with the Canadian federal government. As the specific SRED amount has not yet been determined, the Company did not accrue any credits in connection with the year-ended May 31, 2026.

NOTE 11. INCOME TAXES

The Company accounts for income taxes according to the provisions of ASC 740, which prescribes an asset and liability approach for computing deferred income taxes. Reconciliations of incomes taxes computed at the statutory combined Canadian federal and provincial statutory income tax rate of 26.5% to the effective tax rate for the years ended May 31, 2026, and 2025, are as follows:

	2026		2025
Canadian Statutory Tax Rate	$(5,001)	15%	$779	15%
Provincial Income Taxes, Net of Federal Income Tax Effect	(3,834)	12%	598	12%
Nontaxable or Nondeductible Items
Stock-based compensation	244	-1%	216	4%
Financing fees recorded in equity	(1,504)	5%	—	0%
Change in fair value of contingent liability	—	0%	(5,475)	-105%
Change in fair value of warrants	2,927	-9%	527	10%
Other expenses	15	0%	132	3%
Change in valuation allowance	7,153	-21%	3,223	62%
Effective tax rate	$—	0%	$—	0%

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

The following table summarizes the components of deferred tax:

	May 31, 2026	May 31, 2025
Deferred Tax Assets
Finance Lease Liabilities	$19	$8
Operating tax losses carried forward	10,254	4,885
Property and equipment	310	231
Financing Fees	1,212	16
Share-based compensation	594	-
Other available tax deductions	9	-
Valuation allowance	(12,285)	(5,132)
Total Deferred Tax Assets	113	8

Deferred Tax Liabilities
Right of Use assets	(19)	(8)
Grant income deferred for tax purposes	(94)	-
Total Deferred Tax Liabilities	(113)	(8)
Net Deferred Tax Asset	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain. The valuation allowance increased by $7,153 for the year-ended May 31, 2026 (2025 - $3,223). This is primarily due to the increase of federal, provincial, and state net operating losses.

At May 31, 2026, the Company’s Canadian non-capital losses, the benefit of which has not been recognized on the consolidated financial statements, expire as follows:

2040	$1,408
2041	97
2042	615
2043	2,048
2044	1,330
2045	12,535
2046	20,307
Total	$38,340

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

NOTE 12. RELATED PARTY TRANSACTIONS

During the year-ended May 31, 2026, the Company paid $60 (May 31, 2025 - $60) to Cert Centre Canada (“3C”) for certification planning services. One of the Company’s Board of Directors is the Chief Executive Officer of 3C. During the year-ended May 31, 2025, the Company paid $8 for facility design services to the spouse of an executive officer.

There were no other identifiable related party transactions or balances for the periods presented.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 1, 2026, through to the date of this filing Form 10-K and determined that there have been no reportable subsequent events.

EXHIBIT INDEX

Exhibit No.	Description
2.1†	Business Combination Agreement, dated August 15, 2023, by and among Pono Capital Three, Inc., Pono Three Merger Acquisitions Corp., and Robinson Aircraft, Ltd. d/b/a Horizon Aircraft (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on August 15, 2023)
3.1	New Horizon Articles (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on December 20, 2024)
3.2	Notice of Articles (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on December 20, 2024)
4.1	Warrant Agreement, dated February 9, 2023, by and between Pono Capital Three, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A, filed by New Horizon Aircraft Ltd. on August 15, 2024)
4.3	Form of Placement Agent Warrant, dated May 8, 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on May 7, 2026)
4.4	Form of Placement Agent Warrant, dated May 27, 2026 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on May 27, 2026)
4.5	Form of Pre-Funded Warrant, dated May 27, 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on May 27, 2026)
4.6*	Description of Securities
10.1	Form of Subscription Agreement for the PIPE investment (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Pono Capital Three, Inc. on January 3, 2024)
10.2+	New Horizon Aircraft Ltd. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.3	First Amendment to the New Horizon Aircraft Ltd. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K, filed by New Horizon Aircraft Ltd. on August 22, 2025)
10.4+*	New Horizon Aircraft Ltd. Employee Stock Purchase Plan
10.5	Registration Rights Agreement, dated January 12, 2024, by and between Pono Capital Three, Inc. and parties thereto (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.6	Registration Rights Agreement, dated February 9, 2023, by and among Pono Capital Three, Inc. and certain security holders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023)
10.7	Placement Unit Purchase Agreement, dated February 9, 2023, between Pono Capital Three, Inc. and Mehana Capital LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by Pono Capital Three, Inc. on February 15, 2023)
10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.9+	Employment Agreement, dated January 19, 2024, by and between New Horizon Aircraft Ltd. and E. Brandon Robinson (incorporated by reference to Exhibit 10.12 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.10+	Employment Agreement, dated January 11, 2024, by and between New Horizon Aircraft Ltd. and Jason O’Neill (incorporated by reference to Exhibit 10.13 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)
10.11+	Employment Agreement, dated January 12, 2024, by and between New Horizon Aircraft Ltd. and Brian Merker (incorporated by reference to Exhibit 10.14 of Form 8-K filed by Pono Capital Three, Inc. on January 19, 2024)

Exhibit No.	Description
10.12	Form of Subscription Agreement, dated December 18, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on December 20, 2024)
10.13	Amendment to Subscription Agreement, dated January 10, 2025, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on January 13, 2025)
10.14	Sales Agreement, by and between the Company and JonesTrading Institutional Services LLC. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3, filed by New Horizon Aircraft Ltd. on February 14, 2025)
10.15	Placement Agency Agreement, dated May 6, 2026, by and between the Company and Titan Partners Group LLC, a division of American Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on May 7, 2026)
10.16	Form of Securities Purchase Agreement, dated May 6, 2026, by and between the Company and the purchaser party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on May 7, 2026)
10.17	Placement Agency Agreement, dated May 26, 2026, by and between the Company and Titan Partners Group LLC, a division of American Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on May 27, 2026)
10.18	Form of Securities Purchase Agreement, dated May 26, 2026, by and between the Company and the purchaser party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by New Horizon Aircraft Ltd. on May 27, 2026)
19	New Horizon Aircraft Ltd. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed by New Horizon Aircraft Ltd. on August 15, 2024)
21	Subsidiaries of New Horizon Aircraft Ltd. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed by New Horizon Aircraft Ltd. on March 28, 2024)
23.1*	Consent of MNP LLP, independent registered public accounting firm
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K, filed by New Horizon Aircraft Ltd. on March 28, 2024)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed with this Report.
**	Furnished with this Report.
+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Horizon Aircraft Ltd.

Date: July 16, 2026		/s/ Brandon Robinson
	Name:	Brandon Robinson
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ E. Brandon Robinson	Chief Executive Officer and Director	July 16, 2026
E. Brandon Robinson	(Principal Executive Officer)

/s/ Brian Merker	Chief Financial Officer	July 16, 2026
Brian Merker	(Principal Financial Officer and Accounting Officer)

/s/ Jason O’Neill	Chief Operating Officer	July 16, 2026
Jason O’Neill

/s/ Trisha Nomura	Director	July 16, 2026
Trisha Nomura

/s/ John Maris	Director	July 16, 2026
John Maris

/s/ John Pinsent	Director	July 16, 2026
John Pinsent

/s/ Jameel Janjua	Director	July 16, 2026
Jameel Janjua