Form 10-Q
period 2026-08-31
New Horizon Aircraft Ltd.
filed 2026-10-09
CIK 1930021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check-mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of October 9, 2026, there were 67,123,941 of the registrant’s Class A ordinary shares, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS AT AUGUST 31, 2026 AND MAY 31, 2026

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT SHARE AMOUNTS; UNAUDITED

	August 31, 2026	May 31, 2026
Assets:
Current assets:
Cash and cash equivalents	$70,061	$78,279
Prepaid expenses	2,571	3,769
Accounts receivable	1,207	798
Total current assets	73,839	82,846
Operating lease assets	54	72
Property and equipment, net	1,421	878
Total Assets	$75,314	$83,796

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,617	$2,771
Accrued liabilities	783	818
Operating lease liabilities	46	51
Total current liabilities	2,446	3,640
Warrant liabilities	5,204	9,025
Operating lease liabilities	7	21
Total Liabilities	7,657	12,686

Shareholders’ Equity:
Class A ordinary shares, no par value; unlimited shares authorized; 67,123,941 issued and outstanding (61,762,929 as of May 31, 2026)	175,754	166,670
Class A ordinary shares to be issued	21	35
Preferred shares, no par value; unlimited shares authorized; 4,500 issued and outstanding (4,500 as of May 31, 2026)	6,277	6,277
Additional paid-in capital	(67,745)	(59,293)
Accumulated deficit	(46,650)	(42,579)
Total Shareholders’ Equity	67,657	71,110
Total Liabilities and Shareholders’ Equity	$75,314	$83,796

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT PER SHARE AMOUNTS; UNAUDITED

	Three Months Ended
	August 31, 2026	August 31, 2025
Operating expenses
Research and development	$7,429	$2,719
General and administrative	1,669	3,190
Total operating expenses	9,098	5,909
Loss from operations	(9,098)	(5,909)
Other (income) expenses	(597)	(25)
Interest (income) expense, net	(610)	(118)
Change in fair value of Warrants	(3,820)	5,137
Total other expenses (income)	(5,027)	4,994
Loss before income taxes	(4,071)	(10,903)
Income tax expense	-	-
Net Loss	$(4,071)	$(10,903)

Loss per share:
Basic and Diluted	$(0.06)	(0.29)

Shares used in computing Loss per share:
Basic and Diluted	65,637,836	37,135,908

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

EXPRESSED IN CANADIAN DOLLAR 000’S, EXCEPT SHARE AMOUNTS; UNAUDITED

	Class A Ordinary Shares		Class A Ordinary Shares to be Issued		Preferred Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2026	61,762,929	$166,670	2,433,018	$35	4,500	$6,277	$(59,293)	$(42,579)	$71,110
Stock-based Compensation	—	—	—	—	—	—	264	—	264
Net Loss	—	—	—	—	—	—	—	(4,071)	(4,071)
Incentive Shares Issued	566,874	1,318	(11,197)	(11)	—	—	(1,574)	—	(267)
Pre-Funded Warrants Exercised	4,574,514	7,148	(2,413,617)	(3)	—	—	(7,142)	—	3
Class A Ordinary Shares Issued under Sales Agreement	219,624	618	—	—	—	—	—	—	618
Balance at August 31, 2026	67,123,941	$175,754	8,204	$21	4,500	$6,277	$(67,745)	$(46,650)	$67,657

	Class A Ordinary Shares		Class A Ordinary Shares to be Issued		Preferred Shares		Additional Paid-in		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2025	32,325,709	$84,562	—	$—	4,500	$6,277	$(78,766)	$(9,483)	$2,590
Stock-based Compensation	—	—	—	—	—	—	1,608	—	1,608
Net Loss	—	—	—	—	—	—	—	(10,903)	(10,903)
Incentive Shares Issued	887,447	802	—	—	—	—	—	—	802
Warrant Exercises	2,900,000	2,970	—	—	—	—	5,493	—	8,463
Other Class A Ordinary Shares Issued	3,445,210	8,253	—	—	—	—	—	—	8,253
Balance at August 31, 2025	39,558,366	$96,587	—	$—	4,500	$6,277	$(71,665)	$(20,386)	$10,813

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NEW HORIZON AIRCRAFT LTD.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

EXPRESSED IN CANADIAN DOLLAR 000’S; UNAUDITED

	Three Months Ended
	August 31, 2026	August 31, 2025
Cash Flows from Operating Activities:
Net loss	$(4,071)	$(10,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128	51
Stock-based compensation	949	2,410
Change in Warrant liability	(3,820)	5,137
Changes in operating assets and liabilities:
Prepaid expenses	1,198	157
Accounts receivable	(408)	14
Accounts payable	(1,154)	(297)
Accrued liabilities	(35)	1,067
Net cash used in operating activities	(7,213)	(2,364)

Cash Flows from Investing Activities:
Purchase of property and equipment	(671)	(139)
Net cash used in investing activities	(671)	(139)

Cash Flows from Financing Activities:
Proceeds from Sales Agreement	618	8,253
Proceeds from PFW exercises	3	—
Repurchased Class A ordinary shares for tax obligations	(955)
Proceeds from General Warrants exercised	—	2,970
Net cash provided by (used in) financing activities	(334)	11,223

Net Change in Cash and Cash Equivalents	(8,218)	8,720
Cash and Cash Equivalents - Beginning of period	78,279	7,547
Cash and Cash Equivalents - End of period	$70,061	$16,267

Taxes paid	$—	$—
Interest paid	$1	$1

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

Horizon is a pre-revenue organization that is currently building a full-scale technical demonstrator aircraft in pursuit of certifying its Cavorite X7 aircraft. While management estimates that cash on-hand of more than $70 million will be sufficient to fund our current operating plan for at least the next 12 months from the date these unaudited condensed interim consolidated financial statements were available to be issued, there is substantial doubt around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Principles of Consolidation and Financial Statement Presentation

The accompanying unaudited condensed interim consolidated financial statements are presented in Canadian dollars in conformity with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed interim consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. These unaudited condensed interim consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. All figures are in thousands of Canadian dollars unless noted otherwise.

There have been no changes to the Company’s significant accounting policies described in Note 3 “Summary of Significant Accounting Policies” to the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year-ended May 31, 2026, filed with the SEC on July 16, 2026 (the “Annual Report”) that have had a material impact on these unaudited condensed interim consolidated financial statements.

Certain information and footnote disclosures typically included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these accompanying unaudited condensed interim consolidated financial statements and footnotes. Accordingly, these unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year-ended May 31, 2026, set forth in the Company’s Annual Report.

Recent Accounting Standards

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories in the notes to the financial statements. The update is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The update can be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures within its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes the accounting for government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The update is effective for annual periods beginning after December 15, 2028, and interim periods beginning within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If a business entity adopts the amendments in this update in an interim reporting period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. The Company is currently evaluating the impact of ASU 2025-10 on its disclosures within its consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s financial statements.

NOTE 4. Balance Sheet Components

Property and Equipment, net

Property and equipment consist of the following:

	Period Ended
	August 31, 2026	May 31, 2026
Computer Equipment	$340	$261
Leasehold Improvements	255	245
Tools and Equipment	1,207	626
Website Development	152	152
Vehicles	16	16
Software	62	61
	2,032	1,361
Accumulated Depreciation	(611)	(483)
Total Property and Equipment, net	$1,421	$878

Depreciation expenses of $128 for the three months ended August 31, 2026 (August 31, 2025 - $51) has been recorded in Operating expenses in the unaudited condensed interim consolidated statements of operations.

Prepaid Expenses

Prepaid Expenses consisted of the following:

	August 31, 2026	May 31, 2026
Prepaid insurance	$261	$350
Prepaid software	152	133
Prepaid aircraft development costs	1,976	2,933
Other general prepaid expenses	182	353
Total Prepaid expenses	$2,571	$3,769

Prepaid aircraft development costs represent components, tools, equipment, and services that relate to the assembly of the Company’s full-scale technical demonstrator aircraft that have not yet been received as of August 31, 2026.

Accrued Liabilities

Accrued Expenses consisted of the following:

	August 31, 2026	May 31, 2026
Accrued professional fees	$420	$582
Accrued employee costs	314	206
Other accrued liabilities	49	30
Total Accrued Liabilities	$783	$818

NOTE 5. Segment Reporting

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

NOTE 6. Shareholders’ Equity

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

Registered Direct Offering II

On May 27, 2026, the Company completed a registered direct offering (“RDO II”) by issuing 5,385,646 Class A ordinary shares and 4,574,514 pre-funded warrants to purchase Class A ordinary shares (each, a “PFW”). There were 298,805 warrants issued to the placement agent to purchase an equivalent number of Class A ordinary shares at an exercise price of $USD 2.89. Proceeds received by the Company are summarized below:

Gross Proceeds - Class A ordinary shares	$18,697
Gross Proceeds - PFWs	$15,874
Gross Proceeds - Warrant Exercises	$3
Direct costs	$(2,611)
Net Proceeds	$31,963

PFWs may be exercised by warrant holders at any time at a nominal exercise price as they were funded in connection with RDO II. Upon exercise, each PFW may be exchanged for one Class A ordinary share. During the year-ended May 31, 2026, 2,413,617 PFWs were exercised. The Class A ordinary shares related to these exercised PFWs were not yet issued as of May 31, 2026, and were classified as Class A ordinary shares to be issued in the Company’s consolidated balance sheets. The corresponding Class A ordinary shares were issued in June 2026. The remainder of these PFWs were exercised on July 14, 2026, with the corresponding Class A ordinary shares issued on the same date. No PFWs remain outstanding as of August 31, 2026.

Preferred Shares

On December 18, 2024, the Company entered into subscription agreements with a third-party investor pursuant to which the Company issued an aggregate of 4,500 Series A preferred shares of the Company at a price of $USD 1,000 per share. The Series A Preferred Shares are convertible, at the option of the holder and without additional consideration, into Class A ordinary Shares on a one for 2222.222222 basis.

At-the-Market Program

In March 2025 the Company filed a shelf registration statement on Form S-3 with the SEC and a related prospectus pursuant to which it may, from time to time, sell shares of its Class A ordinary shares, pursuant to a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with a sales agent for the sale of its Class A ordinary shares.

During the three months ended August 31, 2026, the Company sold 219,624 Class A ordinary shares under the Sales Agreement for net proceeds of $618.

On August 28, 2026, the Company filed a new shelf registration statement on Form S-3 with the SEC and a related prospectus to which it may, from time to time, sell shares of its Class A ordinary shares, having an aggregate value of up to $50 million USD, pursuant to the Sales Agreement. There were no sales made from this shelf registration statement during the three months ended August 31, 2026.

NOTE 7. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2026, and May 31, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
August 31, 2026
Liabilities
Public Warrant Liabilities	$4,943	$4,943	$—	$—
Other Warrant Liabilities	$261	$—	$—	$261
Total	$5,204	$4,943	$—	$261

Description	Amount at Fair Value	Level 1	Level 2	Level 3
May 31, 2026
Liabilities
Public Warrant Liabilities	$8,569	$8,569	$—	$—
Other Warrant Liabilities	$456	$—	$—	$456
Total	$9,025	$8,569	$—	$456

Level 1 Fair Value Measurements - Public Warrant Liabilities

The measurement of the public warrants is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “HOVRW”. The quoted price of the public warrants was $USD 0.31 and $USD 0.54 per warrant as of August 31, 2026, and May 31, 2026, respectively. There were 11,500,000 Public Warrants outstanding for all periods presented, with an exercise price of $USD 11.50 and expiry on January 12, 2029. Based on the values of the Public Warrants on each measurement date, the Company recorded a Change in fair value of Warrants in the unaudited condensed interim consolidated income statements of $3,626 for the three months ended August 31, 2026 (August 31, 2025 - $2,137).

Level 3 Fair Value Measurements - Other Warrant Liabilities

Other Warrant Liabilities include the following two components:

	August 31, 2026	May 31, 2026
General Warrant Liabilities	$17	$34
Placement Warrant Liabilities	244	422
Total Other Warrant Liabilities	$261	$456

General Warrants

In connection with the Company’s underwritten offering that closed on August 21, 2024, 5,800,000 warrants were issued of which 10,000 remain outstanding as of August 31, 2026 (May 31, 2026 - 10,000). These warrants were classified as a liability. The Company used the Black-Scholes model to value these warrants, and the following table provides quantitative information regarding Level 3 fair value measurement inputs related to these Warrant liabilities at their measurement dates:

	August 31, 2026	May 31, 2026
Redemption Price (USD)	$0.75	$0.75
Stock Price (USD)	$1.67	$2.93
Volatility	101.15%	101%
Term (years)	2.98	3.23
Risk-free rate	4.80%	4.45%

Placement Warrant Liabilities

The Company has 565,375 Placement Warrants outstanding at the same terms and conditions as the Public Warrants. Accordingly, they have been estimated at the same value as the Public Warrants.

Summary of Level 3 fair value instruments

The change in the fair value of the assets and liabilities measured with Level 3 inputs, for the three months ended August 31, 2026, is summarized as follows:

August 31, 2026
Fair value Derivative Liability – May 31, 2026	$456
Change in fair value of Warrant Liabilities	(195)
Fair value Derivative Liability – August 31, 2026	261

NOTE 8. Stock-based Compensation

In August 2022, the Company established a stock option plan, superseded by a 2023 Equity Incentive Plan (the “Incentive Plan”), under which the Company’s board of directors may, from time-to-time, in its discretion, grant stock options, Performance Share Units (“PSUs”), or other equity awards to its directors, officers, consultants and employees of the Company.

Stock Options

Stock options outstanding typically vest in equal tranches over a period of three years. During the three months ended August 31, 2026, the Company granted 660,000 stock options (August 31, 2025 - 278,000). The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	July 6, 2026		June 24, 2025
Stock price	$USD	1.94	$USD	2.01
Risk-free interest rate		4.48%		4.2%
Term (years)		5		5
Volatility		98%		76%
Forfeiture rate		0%		0%
Dividend yield		0%		0%

A summary of stock option activity for the Company is as follows:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding stock options May 31, 2026	2,521,509	$0.81	8.2	$7,376
Stock options issued	660,000	$1.94	9.8	—
Outstanding stock options August 31, 2026	3,181,509	$1.04	8.3	$3,286
Exercisable as of August 31, 2026	1,264,509	$0.67	6.9	$1,799

During the three months ended August 31, 2026, the Company recorded stock-based compensation expenses of $264 (August 31, 2025 - $194) relating to stock options, of which $132 and $132 (August 31, 2025 - $97 and $97) was recorded in general and administrative and research and development expenses in the unaudited condensed consolidated interim financial statements, respectively.

Performance Share Units

On February 10, 2026, the Company issued 1,625,000 PSUs that vest in two separate and equal tranches; i) a scaled vesting upon achievement of the Company achieving a market capitalization of $USD 200-250 million; and ii) upon outperforming the Russell Microcap index over a two-year period. Included in general and administrative expenses and research and development expenses in the unaudited condensed interim consolidated statement of operation during the three months ended August 31, 2026, was $260 and $261, respectively (2025 – nil and nil).

In June 2026, 488,394 Class A ordinary shares were issued to satisfy partial vesting of 674,272 of these PSUs. The Company withheld 185,878 Class A ordinary shares to settle related tax liabilities.

Shares for Services

The Company periodically issues Class A ordinary shares for services provided by third parties. During the three months ended August 31, 2026, the Company recorded $96 of operating expenses relating to 78,480 Class A ordinary shares issued for services (August 31, 2025 – $604). Included in general and administrative expenses and research and development expenses in the unaudited condensed interim consolidated statements of operations during the three months ended August 31, 2026, was $83 and $13 (August 31, 2025 – $593 and $12), respectively.

During the three months ended August 31, 2026, the Company incurred $21 (August 31, 2025 - $410) in general and administrative costs in the unaudited condensed interim consolidated statements of operations relating to 8,204 (August 31, 2025 – 264,095) of Class A ordinary shares to be issued at a future date for services rendered. This has been recorded as a component of Shareholders’ Equity.

NOTE 9. Net loss per Share Attributable to Class A ordinary shareholders

The Company computes net loss per share using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, preferred shares, PSUs, and warrants. Potentially dilutive securities were excluded from the computation of diluted net loss per share as including them would have been anti-dilutive.

The following outlines the Company’s basic and diluted loss per share for the three months ended August 31, 2026, and August 31, 2025:

	Three Months Ended
	August 31, 2026	August 31, 2025
Loss per share:
Basic and diluted:	$(0.06)	$(0.29)
Shares used in computing Loss per share:
Basic and diluted:	65,637,836	37,135,908

NOTE 10. Grants and Subsidies

INSAT

The Canadian government recently announced the Initiative for Sustainable Aviation Technology (“INSAT”) fund whereby $350 million will be invested into innovative companies focused on sustainable aviation solutions. The Company submitted an initial INSAT proposal in April 2025 along with its application partners for a project size of $10.5 million, of which up to 40% of project costs may be reimbursed. In October 2025, the Company was informed that this application was successful. As of August 31, 2026, the Company has submitted $1,495 of project costs, of which $442 is anticipated to be reimbursed by INSAT and has recorded $442 in accounts receivable in the unaudited condensed interim consolidated balance sheets as of August 31, 2026. Of this amount, $134 was recorded in Other income in the unaudited condensed interim consolidated income statements during the three months ended August 31, 2026 (2025 – nil).

Scientific Research and Experimental Development

In connection with the year-ended May 31, 2026, the Company plans to file an application for Scientific Research and Experimental Development (“SR&ED”) credits with the Canadian federal government. As the specific SR&ED amount has not yet been determined, the Company did not accrue any credits in connection with the year-ended May 31, 2026.

NOTE 11. Related Party Transactions

There were no identifiable related party transactions or balances for the period.

NOTE 12. Subsequent Events

The Company has evaluated subsequent events from September 1, 2026, through to the filing of this Form 10-Q and determined that there have been no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “Horizon,” or the “Company” refer to New Horizon Aircraft Ltd. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All figures noted are in thousands of Canadian dollars unless noted otherwise.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 16, 2026 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

New Horizon Aircraft Ltd. (the “Company”, “Horizon”, “we,” “us” or “our”), a British Columbia corporation, with our headquarters located in Lindsay, Ontario, is an aerospace company. Horizon was incorporated on March 11, 2022.

Organization and Nature of Business

Robinson Aircraft Ltd., Horizon’s operating subsidiary, was incorporated in 2013. The company initially focused on hybrid-electric amphibious aircraft before transitioning in 2018 to the development of its proprietary hybrid-electric eVTOL platform, which ultimately evolved into the Cavorite X7.

Horizon’s long-term business strategy is centered on the design, certification, and commercialization of the Cavorite X7, while leveraging strategic manufacturing partners and an established aerospace supply chain to efficiently scale production. In addition to aircraft sales, the Company believes its patented fan-in-wing technology and related intellectual property may create future licensing opportunities with other OEMs.

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

Over the past year, Horizon has continued advancing the Cavorite X7 program through completion of major structural assemblies, expansion of its strategic supplier network, and building its full-scale technical demonstrator aircraft for flight testing.

Key Factors Affecting Operating Results

See the section entitled “Risk Factors” in the Company’s Annual Report.

Development of the Regional Air Mobility Market

The Company’s revenue will be directly tied to the continued development of regional aerial transportation and related technologies. While the Company believes the market for RAM will be significant, it is currently immature and there is no guarantee of future demand. Horizon anticipates commercialization of its aircraft beginning in 2028 or 2029, and its business will require significant investment leading up to commercialization, including, but not limited to, final engineering designs, prototyping and flight testing, manufacturing, software development, certification, and pilot training.

Horizon believes one of the primary drivers for adoption of its aircraft is the value proposition enabled by its aircraft that can take-off and land similar to a helicopter, fly almost twice as fast, and operate with much lower direct operating costs. Additional factors impacting adoption of eVTOL technology include, but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the environmental impact of hybrid-electric machines; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground or unmanned drone services; consumers perception about the convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of vehicles. In addition, macroeconomic factors could impact demand for RAM services, particularly if customer pricing is at a premium to ground-based transportation. Horizon anticipates initial aircraft sales to be used for medevac services, firefighting services, disaster relief services, remote medical services, and military operations, followed by sales to air operators and lessors for air cargo, business travel and air-taxi services. If the market for RAM does not develop as expected, this could significantly impact the Company’s ability to generate revenue or grow its business.

Competition

The markets in which we intend to operate are highly competitive and characterized by significant capital requirements and rapid technological change. We expect to compete with traditional helicopter manufacturers, fixed-wing aircraft manufacturers, ground-based mobility solutions, and other eVTOL developers, many of whom have substantially greater financial, technical, and manufacturing resources than we do. While we expect to produce a versatile aircraft that can be useful in a variety of air mobility missions, we believe this industry will be dynamic and increasingly competitive. It is possible that our competitors could gain significant market share. Horizon may not fully realize the sales it anticipates, and it may not receive any competitive advantage from its design or may be overcome by other competitors. If new companies or existing aerospace companies produce competing aircraft in the markets in which Horizon intends to serve and obtain large-scale capital investment, we may face increased competition.

Horizon may receive an advantage from the substantial investments being made by well-funded peers that are advancing their eVTOL aircraft, in particular as it relates to supporting the development of certification frameworks, increasing public and market awareness of eVTOL technologies, and advocating for government support and funding programs. The Company expects this could contribute to the broader development and adoption of the RAM industry, potentially benefiting our commercial progress and pathway to revenue.

Government Certification

Commercial operation of Horizon’s Cavorite X7 aircraft will require Type Certification and related regulatory approvals. We have initiated engagement with Transport Canada Civil Aviation (“TCCA”) in Canada and the Federal Aviation Administration (“FAA”) in the United States to discuss potential certification pathways. As a Canadian company, we expect TCCA to serve as the primary certification authority, with participation from the FAA as the program progresses, which we expect will reduce the traditional amount of time required to achieve FAA certification.

Horizon maintains a partnership with Cert Centre Canada (“3C”) to support aspects of our certification planning and development activities. 3C is leveraging their deep experience with TCCA and FAA certification programs and is assisting us in developing our certification basis and advancing regulatory engagement.

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

Present projections indicate that sales volume of this dual use aircraft will result in a viable business model over the longer-term as production volumes scale and unit economics improve to support sufficient market adoption. The advantage of military application of Horizon’s aircraft in addition to sales volumes leads to a reduction in the risk of certification as aircraft used for military purposes do not require TCCA, FAA, or other related jurisdictional certification approval. As with any new industry and aerospace product, numerous risks and uncertainties exist. The Company’s financial results are dependent on delivering aircraft on-time and at a cost that supports returns at prices that support sufficient sales to customers who are willing to purchase based on value arising from time and versatility from utilizing regional eVTOL aircraft. Horizon’s civilian sector financial results are dependent on achieving certification on its expected timeline. Our aircraft include numerous parts and manufacturing processes unique to eVTOL aircraft, particularly its product design. Significant efforts have been made to estimate costs in the Company’s planning projections; however, the cost associated with assembling its aircraft at scale remains uncertain at this stage of development.

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

Our long-term success in the civilian sector will depend on our ability to deliver aircraft on schedule, at competitive costs, and at price points that support customer adoption across multiple mission profiles. While our civilian market opportunity remains dependent on achieving regulatory certification, we believe our dual-use strategy provides an opportunity for earlier aircraft sales and revenue as we progress through development as military usage is not constrained by certification frameworks.

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

Horizon is a pre-revenue organization focused on research and development and flight-testing of our eVTOL aircraft. With more than $70 million of cash on-hand as of August 31, 2026, management expects that the Company has sufficient funds for its current operating plan for at least the next 12 months from the date the unaudited condensed interim consolidated financial statements were available to be issued. There remains substantial doubt regarding the Company’s ability to meet the going concern assumption beyond that period without securing additional capital.

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

Comparison of the Three Months Ended August 31, 2026, to the Three Months Ended August 31, 2025

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Horizon’s statements of operations data for the three months ended August 31, 2026, and August 31, 2025 (000’s).

	Three Months Ended
Operating expenses	August 31, 2026	August 31, 2025	Variance ($)
Research and development	$7,429	$2,719	$(4,710)
General and administrative	1,669	3,190	1,521
Total operating expenses	9,098	5,909	(3,189)
Loss from operations	(9,098)	(5,909)	3,189
Other expenses (income)	(597)	(25)	572
Interest expense (income), net	(610)	(118)	492
Change in fair value of Warrants	(3,820)	5,137	8,957
Net Loss	$(4,071)	$(10,903)	$(6,832)

Operating Expenses

Operating expenses increased by $3,189, from $5,909 for the three months ended August 31, 2025, to $9,098 for the three months ended August 31, 2026. The increase was primarily driven by additional engineering costs related to building the Company’s full-scale prototype aircraft, partially offset by reduced general and administrative costs.

Research and Development Expenses

Research and development expenses increased by $4,710, from $2,719 during the three months ended August 31, 2025, to $7,429 during the three months ended August 31, 2026. The increase was primarily attributable to additional engineering costs related to building the Company’s full-scale prototype aircraft, flight software, and data analysis. Research and development expenses can be itemized into the following categories for the respective periods:

	Three Months Ended
	August 31, 2026	August 31, 2025
Compensation Costs	$2,041	$2,432
Engineering costs	5,316	261
Depreciation	72	26
Total Research and Development costs	$7,429	$2,719

General and Administrative

General and Administrative costs decreased by $1,521, from $3,190 during the three months ended August 31, 2025, to $1,669 during the three months ended August 31, 2026. The decrease was primarily due to reduced stock-based compensation expenses.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated (000’s):

	Three Months Ended
Net cash provided by (used in)	August 31, 2026	August 31, 2025	Variance ($)
Operating activities	$(7,213)	$(2,364)	$(4,849)
Investing activities	(671)	(139)	(532)
Financing activities	(334)	11,223	(11,557)
Net increase (decrease) in cash	$(8,218)	$8,720	$(16,938)

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

For the three months ended August 31, 2026, the $4,849 increase in cash used in operations as compared to the three months ended August 31, 2025, was primarily attributed to increased operating costs and changes in non-cash working capital.

Net Cash used in Investing Activities

The Company’s cash flows used in investing activities to date have been primarily comprised of property and equipment.

For the three months ended August 31, 2026, the $532 increase in cash used from investing activities as compared to the three months ended August 31, 2025, was primarily related to tooling and equipment connected with building the Company’s full-scale demonstrator aircraft and expansion of the Company’s facilities to accommodate additional personnel and aircraft.

Net Cash provided by (used in) Financing Activities

The Company’s cash flows provided by financing activities to-date have primarily been composed of funding raised with securities offerings as well as related and third-party convertible instruments.

For the three months ended August 31, 2026, the $11,557 decrease in cash provided by financing activities was primarily attributed to decreased proceeds from the issuance of Class A ordinary shares and warrant exercises.

In March 2025 the Company filed a shelf registration statement on Form S-3 with the SEC and a related prospectus pursuant to which it may, from time to time, sell shares of its Class A ordinary shares, pursuant to a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with a sales agent for the sale of its Class A ordinary shares.

During the three months ended August 31, 2026, the Company sold 219,624 Class A ordinary shares under the Sales Agreement for net proceeds of $618 (August 31, 2025 - $8,253).

On August 28, 2026, the Company filed a new shelf registration statement on Form S-3 with the SEC and a related prospectus to which it may, from time to time, sell shares of its Class A ordinary shares, having an aggregate value of up to $50 million USD, pursuant to the Sales Agreement. There were no sales made from this shelf registration statement during the three months ended August 31, 2026.

As of August 31, 2026, there were warrants outstanding of 12,065,375 at an exercise price of $USD 11.50, 277,647 warrants outstanding at a price of $USD 2.47, 298,805 warrants outstanding at a price of $USD 2.89, and 10,000 remaining at an exercise price of $USD 0.75 to purchase an equivalent number of Class A ordinary shares.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of August 31, 2026, and May 31, 2026.

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

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories in the notes to the financial statements. The update is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The update can be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures within its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes the accounting for government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The update is effective for annual periods beginning after December 15, 2028, and interim periods beginning within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If a business entity adopts the amendments in this update in an interim reporting period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. The Company is currently evaluating the impact of ASU 2025-10 on its disclosures within its consolidated financial statements.

No other recently issued accounting pronouncements have had or are expected to have a material impact on the Company’s unaudited condensed interim consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On August 6, 2026, the Company issued an aggregate of 32,124 Class A ordinary shares to third-party service providers for services rendered at a deemed price of USD$1.95 per share. These issuances were made in reliance upon one or more exemptions from the registration requirements of the Securities Act, including Section 4(a)(2) thereof, Regulation D, and Regulation S promulgated thereunder. The Class A ordinary shares were issued in transactions by the Company not involving a public offering, to “accredited investors,” or in offshore transactions in which no directed selling efforts were made in the United States.

(b) Not Applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended August 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

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

New Horizon Aircraft Ltd.

Date: October 9, 2026	/s/ Brandon Robinson
	Name:	Brandon Robinson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 9, 2026	/s/ Brian Merker
	Name:	Brian Merker
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

